Form 10QSB
period 1996-05-31
LASER MASTER INTERNATIONAL INC
filed 1996-07-15
CIK 700892

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:   MAY 31, 1996    Commission File No.: 2-76262-NY
                       -----------------                      -----------


                     LASER MASTER INTERNATIONAL, INC.
- -------------------------------------------------------------------------
          (Exact name of Registrant as Specified in its charter)


           New York                                  11-2564587
- ------------------------------          ---------------------------------
  (State of Incorporation)              (IRS Employee Identification No.)


              1000 First Street, Harrison, New Jersey 07029
- -------------------------------------------------------------------------
                    (Address of Principal Offices)


                            (201) 482-7200
                           ----------------
                           Telephone Number

                                  N/A
- -------------------------------------------------------------------------
   (Former name, address and fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:



                 YES     X         NO
                     ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Common Stock - 10,113,335 shares - each share $0.01 par value.

                 MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               FOR THE SIX MONTHS ENDED
                            MAY 31, 1996 and MAY 31, 1995




                                RESULTS OF OPERATIONS
                             ----------------------

REVENUES

For the six months ended May 31, 1996 revenues increased 6% from the prior year. This increase was primarily the result of increased sales volume through orders from existing customers and increased rental income from Harrison Realty.

GROSS PROFIT

For the six months ended May 31, 1996 gross profit was 38% as compared to 30% for the same period in the previous year. The increase is a result of the fact that raw material prices have decreased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 25% for the six   months
ended May 31, 1996 over the same period for the previous year. This was as a result of the Company's attempt to generate additional sales volume through expanded promotional efforts and additional sales commissions and additional start up expenses because the company is gearing up for a higher sales volume in future periods due to the expected contributions from the 8 color press which began full operations in May.

INTEREST EXPENSE

Interest expense increased for the first six months of 1996 as compared to the same period for the previous year. This was as a result of higher levels of debt.

FINANCIAL CONDITION AND LIQUIDITY


The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At May 31, 1996 the Company had working capital of $3,482,546. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

                            PART I.  FINANCIAL INFORMATION


                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                        ASSETS


                                                    MAY 31,
                                                     1996
                                                 -----------
CURRENT ASSETS:
  Cash in Banks                                  $ 1,689,366
  Marketable Securities                              374,149
  Accounts Receivable - Net                        1,671,806
  Merchandise Inventory                            1,946,248
  Prepaid Expenses                                    89,986
                                                 -----------
TOTAL CURRENT ASSETS                             $ 5,771,555
                                                 -----------
FIXED ASSETS:
  Factory Building & Improvements                $ 4,691,369
  Land - Factory Site                                215,000
  Machinery & Equipment                            8,830,246
  Engraving Inventory                                878,456
  Installation Cost                                1,078,187
  Furniture & Fixtures                               107,524
                                                 -----------
TOTAL                                            $15,800,782

Less:  Accum. Depreciation                         6,007,748
                                                 -----------
TOTAL FIXED ASSETS                               $ 9,793,034
                                                 -----------
OTHER ASSETS:
  Deferred Charges                               $    96,899
  Short Term Investments                             382,778
  Deposit on Machinery                                53,504
                                                 -----------

TOTAL OTHER ASSETS                               $   533,181
                                                 -----------
TOTAL ASSETS                                     $16,097,770
                                                 -----------
                                                 -----------







The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                     LIABILITIES


                                                    MAY 31,
                                                    1996
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $   414,292
  Accrued Expenses & Taxes                            12,936
  Current Portion of Long Term Debt                  521,668
  Loan - Merrill Lynch                             1,258,313
  Loan - Officer                                      81,800
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 2,289,009
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 5,869,999
  Other Accrued Expenses                              53,504
                                                 -----------
TOTAL LONG TERM LIABILITIES                      $ 5,923,503
                                                 ----------
TOTAL LIABILITIES                                $ 8,212,512
                                                 -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,113,335            $   101,133
    Shares at 5/31/96 Paid in Capital              5,600,434
    Retained Earnings                              2,183,691
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 7,885,258
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $16,097,770
                                                 -----------
                                                 -----------







The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                              FOR THE THREE MONTHS ENDED




                                           MAY 31,           MAY 31,
                                            1996              1995
                                         -----------       -----------
REVENUES                                 $ 2,539,976       $ 2,431,738
                                         -----------       ----------
Depreciation Expense                     $   150,921       $   120,328

Cost of Sales                              1,431,998         1,636,752
                                         -----------       ----------
TOTAL COST OF SALES                      $ 1,582,919       $ 1,757,080
                                         -----------       ----------
GROSS PROFIT                             $   957,057       $   674,658
                                         -----------       ----------
OPERATING EXPENSES:
  Selling Expenses                       $   777,399       $   499,033
  General & Administrative Expenses          167,641           159,583
                                         -----------       ----------
TOTAL OPERATING EXPENSES                 $   945,040       $   658,616
                                         -----------       ----------
NET EARNINGS - OPERATIONS                $    12,017       $    16,042
  Interest Expense                           138,595            90,735
  Interest & Dividend Income                 (35,167)
                                         -----------       ----------
NET EARNINGS BEFORE FIT                  $   (91,411)      $   (74,693)
  Less: FIT Provision - Current                 -               (7,500)
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       ----------
NET EARNINGS FOR THE PERIOD              $   (91,411)      $   (67,193)
                                         -----------       ----------
                                         -----------       ----------
EARNINGS PER SHARE *                     $      (.01)      $      .01
                                         -----------       ----------
                                         -----------       ----------
DIVIDENDS PER SHARE                           -0-              -0-
                                         -----------       ----------
                                         -----------       ----------


* Earnings per share are based on 10,113,335 shares outstanding at May 31, 1996 and on May 31, 1995 5,958,335.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                               FOR THE SIX MONTHS ENDED




                                           MAY 31,           MAY 31,
                                            1996              1995
                                         -----------       -----------

REVENUES                                 $ 4,694,211       $ 4,432,423
                                         -----------       -----------
Depreciation Expense                     $   267,349       $   242,472

Cost of Sales                              2,650,148         2,864,875
                                         -----------       -----------
TOTAL COST OF SALES                      $ 2,917,497       $ 3,107,347
                                         -----------       -----------
GROSS PROFIT                             $ 1,776,714       $ 1,325,076
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $ 1,046,058       $   735,114
  General & Administrative Expenses          606,189           347,037
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $ 1,652,247       $ 1,082,151
                                         -----------       -----------
NET EARNINGS - OPERATIONS                $   124,467       $   242,925
  Interest Expense                           276,238           226,527
  Interest & Dividend Income                 (35,167)
                                         -----------       -----------
NET EARNINGS BEFORE FIT                  $  (116,604)      $    16,398
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $  (116,604)      $    16,398
                                         -----------       ----------
                                         -----------       ----------

EARNINGS PER SHARE *                            (.01)      $       .00
                                         -----------       ----------
                                         -----------       ----------

DIVIDENDS PER SHARE                           -0-              -0-
                                         -----------       ----------
                                         -----------       ----------


* Earnings per share are based on 10,113,335 shares outstanding at May 31, 1996 and on May 31, 1995 5,958,335.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   SIX MONTHS ENDED


                                           MAY 31           MAY 31
                                             1996            1995
                                         -----------     -----------
Net Cash Flow From Operating
Activities:

  Net Income                             $  (116,604)    $    16,398

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                267,349         242,472
                                         -----------     -----------
                                         $   150,745     $   258,870
Cash Flow Provided From Operations
  Accounts Receivable                    $   632,455     $  (199,765)
  Inventories                             (1,240,283)       (565,871)
  Prepaid Expenses                               122           6,173
  Sundry Receivable                             -             12,437
  Accounts Payable                          (583,613)        249,650
  Accrued Expenses                           (53,051)       (125,523)
  Current Portion of Long Term Debt             -            (52,048)
                                         -----------     -----------
Cash Flow Provided by Operations         $(1,093,625)    $  (416,077)

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $  (779,418)    $(4,344,445)
  Increase in Other Assets                  (217,365)        639,146
  Marketable Securities                      (18,765)      3,132,673
                                         -----------     -----------
Total Cash Flow Provided from            $(1,015,548)    $  (572,626)
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
  Payment of Debt                           (510,207)       (104,475)
  Capital Contributed                      3,500,000
                                         -----------     -----------
Net Cash Flow                            $   880,620     $(1,093,178)
Cash and Cash Equivalents at
 Beginning of Period                         808,746       2,016,717
                                         -----------     -----------
Cash and Cash Equivalents at
 End of Period                           $ 1,689,366     $   923,539

                                         -----------       ----------
                                         -----------       ----------


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

NOTE 1.  BASIS OF PREPARATION OF FINANCIAL STATEMENTS AND CONSOLIDATING
         PRINCIPLES

         The consolidated financial statements include the accounts of Laser Master International Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The company was founded in 1981 and prints for the textile industry and the gift wrap paper industry. The company sells its products and services nationwide through its direct sales force and resellers. In addition the company has a real estate division that rents space in the factory buildings owned by the company.

         All intercompany transactions and balances have been eliminated in accordance with established accounting principles.

         Name and brief description of companies under common control:

         1.  FLEXO-CRAFT PRINTS INC.

            This company has for approximately 15 years been engaged in the business of commercial printing and engraving, utilizing a laser technique. The company principally produces an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of varied end products.


         2.  HARRISON REALTY CORP.

             This company owns and operates a 240,000 sq. ft. factory building in Harrison, New Jersey. There are two unaffiliated tenants currently occupying 49% of the space.

         a.  METHOD OF ACCOUNTING FOR THE BUSINESS COMBINATION:

             This business combination has been accounted for as a reorganization under common control.

         b.  PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED
             COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE
             PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the six months ended May 31, 1996 and May 31, 1995.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

         (a) The statements are prepared on the accrual basis of accounting.

         (b)  Inventory valuation:
              Inventories are stated at the lower of cost (first-in, first-out) or market.

         (c) Depreciation of property, plant, equipment and furniture is calculated on the straight line method based on estimated useful lives of 10 to 33 years for buildings and improvements and 3 to 10 years for machinery, equipment and furniture.

         (d)  Taxes:
              Laser Master International, Inc. is a "C" corporation with the Federal, State and City taxing authorities. All corporate taxes are accrued and paid on the corporate level.

NOTE 3.  ACCOUNTS RECEIVABLE

         The account on the balance sheet of Laser Master International Inc. referred to as "Accounts Receivable-Net" represents amounts due from customers for goods sold and delivered on a current basis. The accounts receivable so stated are encumbered to one of the company's lenders.

NOTE 4.  INVENTORIES

         The inventories are valued at the lower of cost or market on a first-in, first-out basis.

NOTE 5.  FACTORY BUILDING AND IMPROVEMENTS

         One of the wholly owned subsidiaries of the company, Harrison Realty Corp., owns the land and the building situated at 1000 First Street, Harrison, New Jersey. The building is encumbered by a mortgage obtained from National Westminster Bank and the New Jersey EDA.

NOTE 6.  MACHINERY AND EQUIPMENT

         The machinery and equipment is owned by the wholly owned subsidiary Flexo-Craft Prints Inc. It consists of various pieces of heavy equipment, the acquisition of which has been financed on an individual basis at the time of purchase and installation. For details of these encumbrances, reference is made to the consolidated schedule of total debt in the 10K.

NOTE 7.  DEPRECIATION

         Property, plant and equipment is stated at cost. Depreciation is computed by applying the straight-line method to individual items. Where accelerated depreciation methods are used for tax purposes, deferred income taxes may be recorded. Maintenance and repairs were charged to expenses as incurred.


                                            05/31/96        05/31/95
                                            --------        --------
         Depreciation charged to
         Cost of Sales                      $267,349        $242,472
                                            --------        --------
                                            --------        --------

         The annual depreciation rates used are as follows:


         Building and Improvements                    3%
         Machinery and Equipment                  10% - 14.3%
         Furniture and Fixtures                      10%


NOTE 8.  ENGRAVING INVENTORY

         The company's principal operating subsidiary, Flexo-Craft Prints Inc. is engaged in the manufacture of designs and patterns which by means of a laser engraving process grooves are engraved on a rubber sleeve, and by means of a computer color separation (up to six colors) fabricate the matrix for the printing phase of operations.

         In order to present to the trade a wide selection of proprietary patterns and designs, the company maintains a constant library of approximately 5,000 sleeves. In case of obsolete or discontinued designs, sleeves become reusable after mechanically grinding flat the old pattern and vulcanizing the surface.

         For accounting purposes, an obsolescence factor is charged based on the entire cost of discontinued patterns, exclusive of the extended life of the reusable rubber sleeves. Historically this method results in a provision for depreciation of 10% per year of the total library inventory of complete patterns on sleeves.


NOTE 9.  TAX LOSS CARRYFORWARD

         On November 30, 1995 the company had a net operating loss carryforward of $229,120.

NOTE 10.  REMUNERATION OF DIRECTORS AND OFFICERS
                                                                 Annual
Name            Capacity in which remuneration was received      Salary
- ------------    -------------------------------------------     --------

Mendel Klein    President, Treasurer, Chairman of the Board     $100,000
Leah Klein      Vice President, Secretary, Director                -0-
Mirel Spitz     Vice President, Office Manager, Director           -0

          Mr. Mendel Klein, pursuant to an employment contract entered into with the company which became effective upon completion of the public offering, receives an annual salary of $100,000. Additionally, Mr. Klein will participate in group life, accident and hospitalization insurance, provide for all key employees, and he will have the use of a company owned automobile. No other officer or director has a contract of employment with the company. There are no consulting agreements in existence between the company and any officers.

NOTE 11.  CONTINGENT LIABILITIES

          The Company is contingently liable to National Westminster Bank of New Jersey for letters of credit in the amount of $6,137,129 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Nat West Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft. The company was in violation of one of the loan covenants with Nat West Bank, however the company expects the violation to be waived.

NOTE 12. EARNINGS PER SHARE - 10,113,335 SHARES COMMON STOCK - PAR VALUE $0.01 at 5/31/96 and 5,958,335 shares at 5/31/95.

                                           Six Months Ended

                                           05/31/96            05/31/95
                                           --------            --------
          Net earnings per share -         $ (.01)             $ .00

NOTE 13.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

          Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $80,764 or 4% of accounts receivable.

NOTE 14.  LITIGATION

          There are no legal proceedings other than that which was described in the Company's 10K.

NOTE 15.  PRIVATE PLACEMENT
          During this quarter the company completed a private placement which resulted in net proceeds of $3,500,000 for the issuance of 4,000,000 additional shares of stock.

                 PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION

         There are no proceedings contemplated or threatened by any Government or agency against the Company or any of its subsidiaries.

         There are no legal proceedings of any kind other than that which is described in the Company's 10K.

ITEM 2.  CHANGES IN SECURITIES

         Private placement was completed which resulted in net proceeds of $3,500,000 and the issuance of 4,000,000 additional shares of stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

                                      SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LASER MASTER INTERNATIONAL, INC.
                                  --------------------------------
                                            (Registrant)


          7/11/96                 /s/ MENDEL KLEIN
      -----------------           --------------------------------
           Date                   MENDEL KLEIN, PRESIDENT


          7/11/96                 /s/ LEAH KLEIN
      -----------------           --------------------------------
           Date                   LEAH KLEIN, VICE PRESIDENT/SEC'Y

          The Registrant or any of its consolidated subsidiaries have not consummated, not have they participated in a business combination during any of the periods covered by the report, nor has a business combination occurred during the current fiscal year.

          There have been no material retroactive prior period adjustments made during any period included in this report.
Accordingly, there have been no material prior period adjustments which had an effect upon net income, total and per share, nor upon the balance of retained earnings.