Form 10QSB/A
period 1996-02-29
LASER MASTER INTERNATIONAL INC
filed 1996-08-22
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: February 29, 1996 Commission File No.: 2-76262-NY


                     LASER MASTER INTERNATIONAL, INC.
          (Exact name of Registrant as Specified in its charter)


           New York                                  11-2564587
  (State of Incorporation)              (IRS Employee Identification No.)


             1000 First Street, Harrison, New Jersey 07029
                    (Address of Principal Offices)


                            (201) 482-7200
                           Telephone Number

                                  N/A
   (Former name, address and fiscal year if changed since last report)


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

Common Stock - 6,958,335 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL INC.
INDEX



PART I - FINANCIAL INFORMATION                                         PAGE


Item 1. Financial Statements


  Condensed Consolidated Balance Sheets - February 29, 1996               3

  Condensed Consolidated Statements of Operations for the
  Three Months Ended February 29, 1996 and February 28, 1995              5

  Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended February 29, 1996 and February 28, 1995              6

  Notes to Condensed Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              11

PART II. OTHER INFORMATION                                               12

                          PART I. FINANCIAL INFORMATION


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                 FEBRUARY 29,
                                                    1996

CURRENT ASSETS:
  Cash in Banks                                  $   829,690
  Marketable Securities                              369,621
  Accounts Receivable - Net                        1,709,312
  Merchandise Inventory                            1,273,402
  Prepaid Expenses
       89,984
  Subscription Receivable                          1,000,000
                                                 -----------
TOTAL CURRENT ASSETS                             $ 5,272,009
                                                 -----------
FIXED ASSETS:
  Factory Building & Improvements                $ 4,691,369
  Land - Factory Site                                215,000
  Machinery & Equipment                            8,308,562
  Engraving Inventory                                878,456
  Installation Cost                                1,078,187
  Furniture & Fixtures                               107,524
                                                 -----------
TOTAL                                            $15,279,098

Less:  Accum. Depreciation                         5,856,827
                                                 -----------
TOTAL FIXED ASSETS                               $ 9,422,271
                                                 -----------
OTHER ASSETS:
  Deferred Charges                               $    98,981
  Short Term Investments                             355,344
  Intangible Asset                                    53,504
                                                 -----------
TOTAL OTHER ASSETS                               $   507,829
                                                 -----------
TOTAL ASSETS                                     $15,202,109
                                                 ===========







The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES



                                                FEBRUARY 29,
                                                     1996
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $ 1,149,808
  Accrued Expenses & Taxes                            41,113
  Current Portion of Long Term Debt                  521,668
  Loan - Merrill Lynch                             1,529,872
  Loan - Suppliers                                   287,745
  Loan - Officer                                     260,065
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 3,790,271
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 5,881,665
  Other Accrued Expenses                              53,504
                                                  ----------
TOTAL LONG TERM LIABILITIES                      $ 5,935,169
                                                 -----------
TOTAL LIABILITIES                                $ 9,725,440
                                                 -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    8,000,000 Shares at 1c Par Value
    Issued and Outstanding 6,958,335
    Shares at 2/29/96                            $    69,583
    Capital in Excess Par                          3,131,984
    Retained Earnings                              2,275,102
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 5,476,669
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $15,202,109
                                                 ===========










The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED




                                         FEBRUARY 29,      FEBRUARY 28,
                                            1996              1995
                                         -----------       -----------
SALES
                                         $ 2,154,235       $ 2,000,685
                                         -----------       -----------
Depreciation Expense                     $   116,428       $   122,144

Cost of Sales                              1,218,150         1,199,509
                                         -----------       -----------
TOTAL COST OF SALES                        1,334,578       $ 1,321,653
                                         -----------       -----------
GROSS PROFIT                                 819,657       $   679,032
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   268,659       $   236,081
  General & Administrative Expenses          438,548           216,068
  Interest & Finance Charges                 137,643           135,792
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $   844,850       $   587,941
                                         -----------       -----------
NET EARNINGS - OPERATIONS                $   (25,193)      $    91,091
  Add:  Other Income                            -                 -
                                         -----------       -----------
NET EARNINGS BEFORE FIT                  $   (25,193)      $    91,091
Less: FIT Provision - Current                   -               30,971
  Tax Effect of NOL Carryforward                -              (23,471)
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $   (25,193)      $    83,591
                                         ===========       ===========

EARNINGS PER SHARE *                     $       .00       $       .01
                                         ===========       ===========
DIVIDENDS PER SHARE                           -0-              -0-
                                         ===========       ==========







* Earnings per share are based on 6,958,335 shares outstanding at February 29, 1996 and 5,958,335 February 28, 1995.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED


                                         FEBRUARY 29     FEBRUARY 28,
                                             1996            1995
                                         -----------      -----------
Net Cash Flow From Operating
Activities:

  Net Income                             $   (25,193)     $    83,591

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                116,428          122,144
                                         -----------      -----------
                                         $    91,235      $   205,735
Cash Flow Provided From Operations
  Accounts Receivable                    $   594,949      $  (104,064)
  Inventories                               (567,437)           1,867
  Prepaid Expenses                               124           15,451
  Subscription Receivable                 (1,000,000)          12,437
  Accounts Payable                           151,903          124,630
  Accrued Expenses                           (24,874)         134,582
  Current Portion of Long Term Debt             -             (18,711)
  Other                                         -              (2,610)
                                         -----------      -----------
Cash Flow Provided by Operations         $  (754,100)     $   369,317

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $  (257,734)     $(3,633,282)
  Increase in Other Assets                  (192,013)         604,214
  Marketable Securities                      (14,237)       2,506,209
                                         -----------      -----------
Total Cash Flow Provided from
Investment Purposes                      $  (463,984)     $  (522,859)

Cash Flow Provided From (used for)
Financing Purposes:
  Increase in Long Term Debt                 239,028          (35,985)
  Capital Contributed                      1,000,000             -
                                         -----------      -----------
Total Cash Flow From Financing           $ 1,239,028      $   (35,985)

Net Cash Flow                            $    20,944      $  (189,527)
Cash and Cash Equivalents at
 Beginning of Period                         808,746        2,016,717
                                         -----------      -----------
Cash and Cash Equivalents at
 End of Period                           $   829,690      $ 1,827,190
                                         ===========      ===========

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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended February 29, 1996 and February 28, 1995.

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

NOTE 4.  INVENTORIES

         The inventories are valued at the lower of cost or market on a first-in, first-out basis. The inventories used in computing cost sales for each of the period presented are as follows:

                             Raw       Work in     Finished
                          Materials    Process      Goods       Total
                         ----------   ---------   ---------  ----------
         02/29/96        $ 728,912    $ 334,642   $ 209,848  $1,273,402
         02/28/95          226,543       64,251     110,989     401,783

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


                                            02/29/96        02/28/95
                                            --------        --------
         Depreciation charged to
         Cost of Sales                      $116,428        $122,144
                                            ========        ========

         The annual depreciation rates used are as follows:

         Building and Improvements                    3%
         Machinery and Equipment                  10% - 14.3%
         Furniture and Fixtures                      10%


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

         For accounting purposes, an obsolescence factor is charged based on the entire cost of discontinued patterns, exclusive of the extended life of the reusable rubber sleeves. Historically this method results in a provision for depreciation of l0% per year of the total library inventory of complete patterns on sleeves.


NOTE 9.  TAX LOSS CARRYFORWARD

         On November 30, l995 the company had a net operating loss carryforward of $229,120.

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

NOTE 11. CONTINGENT LIABILITIES

         The Company is contingently liable to National Westminster Bank of New Jersey for letters of credit in the amount of $6,137,129 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Nat West Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft. The company was in violation of one of the loan covenants with Nat West Bank, however the bank has waived the violation.

NOTE 12. EARNINGS PER SHARE - 6,958,335 SHARES COMMON STOCK -
         PAR VALUE $0.0l at 2/29/96 and 5,958,335 shares at 2/28/95.

                                              Fiscal years ended
                                           02/29/96            02/28/95
                                           --------            --------
          Net earnings per share -         $  .00              $ .01

NOTE 13. ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $80,764 or 4% of accounts receivable.

NOTE 14. LITIGATION

         The Company initiated a lawsuit against HBE Leasing contending that HBE overcharged interest and other charges during the time the Company borrowed funds from. HBE Leasing countersued the Company and its principal stockholder, Mr. Klein. The Company's legal counsel believes the counter claim of HBE does not have merit.

NOTE 15  SUBSEQUENT EVENT

         Subsequent to this quarter the company is in the process of receiving $3,000,000 of additional capital in a private placement for 3,000,000 additional shares of stock being issued subject to regulatory approval.

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     FEBRUARY 29, 1996 AND FEBRUARY 28, 1995




                              RESULTS OF OPERATIONS
                              ---------------------

REVENUES

For the three months ended February 29, 1996 revenues increased 7% from the prior year. For the quarter ended February 28, 1995 revenues increased 5% over the same period from the prior year. This increase was primarily the result of increased sales volume through orders from existing customers. The new 8 color press was still being repaired during the quarter but is now operational and is contributing to production.

GROSS PROFIT

For the three months ended February 29, 1996 gross profit was 38% as compared to 34% for the same period in the previous year. The increase is a result of increased efficiency due to increased use of more sophisticated computer driven equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 56% for the three months ended February 29, 1996 over the same period for the previous year. This was as a result of the Company's attempt to generate additional sales volume through expanded promotional efforts and additional sales commissions and additional start up expenses as the company is moving into new markets to be serviced by the new 8 color press which began contributing in the second quarter.

INTEREST EXPENSE

Interest expense increased for the first three months of 1995 as compared to the same period for the previous year. This was as a result of higher levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At February 29, 1996 the Company had working capital of $1,482,000. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations. The company is in the process of raising an additional two million dollars of capital through a private placement.

                        PART II.  OTHER INFORMATION

ITEM 1. LITIGATION

         There are no proceedings contemplated or threatened by any Government or agency against the Company or any of its subsidiaries. As reported in the Company's 10-K, the Company's subsidiary, Flexo-Craft Prints, Inc., is a plaintiff in an action pending in the Supreme Court, State of New York, County of Kings, against HBE Leasing Corporation (HBE). The claim is basically for over-payment of interest to HBE and misrepresentation by HBE as a result of an agreement by and between the Company's subsidiary and HBE. The Company, since the action has commenced, has received permission from the court to amend its complaint against HBE, and has served an amended complaint on HBE. HBE has served an amended verified answer and counter- claim. HBE has counterclaimed against the Company and its principal shareholder, Mendel Klein, claiming that Mr. Klein personally guaranteed the agreement wit HBE and that should HBE be responsible to the Company, Mr. Klein, in effect is responsible to it ( HBE). The relief sought by the Company's subsidiary is punitive damages in the sum of $1,000,000 in addition to legal fees. The counterclaim interposed by HBE seeks the sum of $400,000 in actual damages as a result of claimed alleged misrepresentation by HBE and punitive damages in the sum of $2,000,000. In addition, the same relief is sought against Mendel Klein, as Guarantor of the Company's subsidiary's obligation to HBE.

         HBE has also filed a notice of appeal to the Court's decision, permitting the Company to amend its complaint against HBE. The appeal was dismissed and the case is preceding.

         It is the Company's belief that it has a meritorious claim against HBE, and that the counterclaim of HBE does not have merit and that there is a defense to said claim.


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LASER MASTER INTERNATIONAL, INC.
                                  --------------------------------
                                            (Registrant)


          8/12/96              /s/ Mednel Klein
      -----------------           --------------------------------
           Date                    MENDEL KLEIN, PRESIDENT


          8/12/96              /s/ Leah Klein
      -----------------           --------------------------------
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