Form 10QSB/A
period 1996-05-31
LASER MASTER INTERNATIONAL INC
filed 1996-09-04
CIK 700892

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-QSB/A

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




                                  LASER MASTER INTERNATIONAL, INC.
                                  ________________________________
                                            (Registrant)


          9/4/96                   /s/ Mendel Klein
      -----------------           --------------------------------
           Date                   MENDEL KLEIN, PRESIDENT


          9/4/96                   /s/ Leah Klein
      -----------------           --------------------------------
           Date                   LEAH KLEIN, VICE PRESIDENT/SEC'Y