Form 10QSB
period 1996-08-31
LASER MASTER INTERNATIONAL INC
filed 1996-10-15
CIK 700892

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:  AUG. 31, 1996    Commission File No.: 2-76262-NY
                       -----------------                      -----------


                     LASER MASTER INTERNATIONAL, INC.
-------------------------------------------------------------------------
          (Exact name of Registrant as Specified in its charter)


           New York                                  11-2564587
------------------------------          ---------------------------------
  (State of Incorporation)              (IRS Employee Identification No.)




              1000 First Street, Harrison, New Jersey 07029
-------------------------------------------------------------------------
                    (Address of Principal Offices)


                            (201) 482-7200
                           ----------------
                           Telephone Number

                                  N/A
-------------------------------------------------------------------------
   (Former name, address and fiscal year if changed since last report)


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

Common Stock - 10,297,028 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL, INC.
INDEX



PART I - FINANCIAL INFORMATION                             PAGE


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - Aug 31, 1996      3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended Aug 31, 1996 and Aug 31, 1995    5

   Condensed Consolidated Statements of Operations for
   the Six Months Ended Aug 31, 1996 and Aug 31, 1995        6

   Condensed Consolidated Statements for Cash Flows for
   the Six Months Ended Aug 31, 1996 and Aug 31, 1995        7

   Notes to Condensed Consolidated Financial Statements      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                12

PART II. OTHER INFORMATION                                  13

                            PART I.  FINANCIAL INFORMATION


                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                        ASSETS


                                                    AUG 31,
                                                     1996
                                                 -----------
CURRENT ASSETS:
  Cash in Banks                                  $   701,336
  Marketable Securities                              380,151
  Accounts Receivable - Net                        2,573,138
  Merchandise Inventory                            1,977,934
  Prepaid Expenses                                    33,974
  Sundry Receivable                                   45,790
                                                 -----------
TOTAL CURRENT ASSETS                             $ 5,712,323
                                                 -----------
FIXED ASSETS:
  Factory Building & Improvements                $ 4,691,369
  Land - Factory Site                                215,000
  Machinery & Equipment                            8,829,329
  Engraving Inventory                                878,456
  Installation Cost                                1,131,857
  Furniture & Fixtures                               107,524
                                                 -----------
TOTAL                                            $15,853,535

Less:  Accum. Depreciation                         6,125,300
                                                 -----------
TOTAL FIXED ASSETS                               $ 9,728,235
                                                 -----------
OTHER ASSETS:
  Deferred Charges                               $    95,775
  Short Term Investments                              51,006
  Intangible Asset                                    53,504
                                                 -----------

TOTAL OTHER ASSETS                               $   200,285
                                                 -----------
TOTAL ASSETS                                     $15,640,843
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

                            LASER MASTER INTERNATIONAL, INC.
                             AND WHOLLY OWNED SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET


                                     LIABILITIES


                                                    AUG 31,
                                                     1996
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $   362,867
  Accrued Expenses & Taxes                            58,734
  Current Portion of Long Term Debt                  561,668
  Loan - Merrill Lynch                             1,139,830
  Loan - Officer                                      65,837
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 2,188,936
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 5,343,332
  Other Accrued Expenses                              53,504
                                                 -----------
TOTAL LONG TERM LIABILITIES                      $ 5,396,836
                                                 ----------
TOTAL LIABILITIES                                $ 7,585,772
                                                 -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,297,028            $   102,970
    Shares at 8/31/96 Paid in Capital              5,427,596
    Retained Earnings                              2,524,505
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 8,055,071
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $15,640,843
                                                 -----------
                                                 -----------












The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                              FOR THE THREE MONTHS ENDED




                                           Aug 31,           Aug 31,
                                            1996              1995
                                         -----------       -----------
REVENUES                                 $ 3,405,430       $ 1,975,207
                                         -----------       -----------
Depreciation Expense                     $   117,552       $   176,902

Cost of Sales                              2,434,805         1,389,231
                                         -----------       -----------
TOTAL COST OF SALES                      $ 2,552,357       $ 1,566,133
                                         -----------       -----------
GROSS PROFIT                             $   853,073       $   409,074
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   296,207       $   394,576
  General & Administrative Expenses          109,708           187,227
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $   405,915       $   581,803
                                         -----------       -----------
OPERATING PROFIT                         $   447,158       $  (172,729)

Moving Expenses                                 -
Interest & Finance Charges                   133,471           139,045
Capital Gain                                    -           (1,241,702)
Interest & Dividend Income                   (27,127)             -
                                         -----------       -----------
NET EARNINGS BEFORE FIT                  $   340,814       $   929,928
  Less: FIT Provision - Current              115,877           237,964
  Tax Effect of NOL Carryforward            (115,877)          (35,682)
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $   340,814       $   727,646
                                         -----------       -----------
                                         -----------       -----------

EARNINGS PER SHARE *                     $       .03       $      .12
                                         -----------       -----------
                                         -----------       -----------
DIVIDENDS PER SHARE                           -0-              -0-
                                         -----------       -----------
                                         -----------       -----------






* Earnings per share are based on 11,157,028 weighted shares outstanding at Aug 31, 1996 & 5,958,335 shares outstanding at 8/31/95.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                              FOR THE NINE MONTHS ENDED




                                           Aug 31,           Aug 31,
                                            1996              1995
                                         -----------       -----------

REVENUES                                 $ 8,099,641       $ 6,407,630
                                         -----------       -----------
Depreciation Expense                     $   384,901       $   419,374

Cost of Sales                              5,084,953         4,254,106
                                         -----------       -----------
TOTAL COST OF SALES                      $ 5,469,854       $ 4,673,480
                                         -----------       -----------
GROSS PROFIT                             $ 2,629,787       $ 1,734,150
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $ 1,342,265       $ 1,129,690
  General & Administrative Expenses          715,897           534,264
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $ 2,058,162       $ 1,663,954
                                         -----------       -----------
OPERATING PROFIT                         $   571,625       $    70,196

  Interest & Finance Charges                 409,709
  Capital Gain                                  -              365,572
  Interest & Dividend Income                 (62,294)       (1,241,702)
                                         -----------       -----------
NET EARNINGS BEFORE FIT                  $   224,210       $   946,326
  Less: FIT Provision - Current               76,231           237,964
  Tax Effect of NOL Carryforward             (76,231)          (35,682)
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $   224,210       $   744,044
                                         -----------       -----------
                                         -----------       -----------

EARNINGS PER SHARE *                             .02       $       .12
                                         -----------       -----------
                                         -----------       -----------
DIVIDENDS PER SHARE                           -0-              -0-
                                         -----------       -----------
                                         -----------       -----------






* Earnings per share are based on 11,157,028 weighted shares outstanding at Aug 31, 1996 and on Aug 31, 1995 5,958,335.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   SIX MONTHS ENDED


                                            Aug 31          Aug 31
                                             1996            1995
                                         -----------     -----------
Net Cash Flow From Operating
Activities:

  Net Income                             $   224,210     $   744,044

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                384,901         419,374
                                         -----------     -----------
                                         $   609,111     $ 1,163,418
Cash Flow Provided From Operations
  Accounts Receivable                    $  (268,877)    $   (57,441)
  Inventories                             (1,271,970)       (500,089)
  Prepaid Expenses                            56,136          (7,232)
  Sundry Receivable                          (45,790)         12,437
  Accounts Payable                          (635,038)        (35,998)
  Accrued Expenses                            (7,253)       (339,065)
                                         -----------     -----------
Cash Flow Provided by Operations         $(1,563,681)    $    49,987

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $  (832,171)    $(3,379,859)
  Increase in Other Assets                   115,531         658,469
  Marketable Securities                      (24,768)      3,443,954
                                         -----------     -----------
Total Cash Flow Provided from            $  (741,408)    $   722,564
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
  Increase in Long Term Debt              (1,131,320)     (2,457,928)
  Capital Contributed                      3,328,999            -
                                         -----------     -----------
Net Cash Flow                            $  (107,410)    $(1,685,377)
Cash and Cash Equivalents at
  Beginning of Period                        808,746       2,016,717
                                         -----------     -----------
Cash and Cash Equivalents at
  End of Period                          $   701,336     $   331,340
                                         -----------     -----------
                                         -----------     -----------


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

         b.  PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED
             COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT
             COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the nine months ended Aug 31, 1996 and Aug 31, 1995.

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

                                            08/31/96        08/31/95
                                            --------        --------
         Depreciation charged to
         Cost of Sales                      $384,901        $419,374
                                            ========        ========

         The annual depreciation rates used are as follows:

         Building and Improvements                    3%
         Machinery and Equipment                  10% - 14.3%
         Furniture and Fixtures                      10%


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

NOTE 10.  REMUNERATION OF DIRECTORS AND OFFICERS
                                                                 Annual
Name            Capacity in which remuneration was received      Salary
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

NOTE 12. EARNINGS PER SHARE - 11,157,028 WEIGHTED SHARES COMMON STOCK - PAR VALUE $0.0l at 8/31/96 and 5,958,335 shares at 8/31/95.

                                              Nine Months Ended

                                           08/31/96            08/31/95
                                           --------            --------
          Net earnings per share -         $  .03              $ .12

NOTE 13.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

          Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $80,764 or 4% of accounts receivable.

NOTE 14.  LITIGATION

          There are no legal proceedings other than that which was described in the Company's 10K.

NOTE 15.  PRIVATE PLACEMENT

          During the previous quarter the company completed a private placement which resulted in net proceeds of $3,328,999 for the issuance of 4,000,000 additional shares of stock.

                 MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                RESULTS OF OPERATIONS
                                ---------------------

REVENUES

For the nine months ended Aug 31, 1996 revenues increased 26% from the prior
year. For the current quarter revenues increased 72% over the   comparable
quarter last year. The increase in revenues was due to the fact that the company's new computerized, automated, robotic press began full operations in July. This press triples the company's printing capacity and can print many more applications than the 2 six color presses can. Management expects sales to be higher in the next quarter than in this quarter.

GROSS PROFIT

For the nine months ended Aug 31, 1996 gross profit was 32% as compared to 27% for the same period in the previous year. The increase is a result of the fact that raw material prices have decreased and that the company can operate more efficiently in its new plant than in the old plant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses was 25% of sales for the   nine
months ended Aug 31, 1996 and the same period for the previous year. This was as a result of the Company's attempt to generate additional sales volume through expanded promotional efforts and additional sales commissions and additional
start up expenses because the company is   gearing up for a higher sales volume
in future periods due to the     expected contributions from the 8 color press
which began full operations
in July. Management anticipates that as sales volume increases, SG&A expenses should be reduced as a percentage of sales.

INTEREST EXPENSE

Interest expense increased for the first nine months of 1996 as compared to the same period for the previous year. This was as a result of higher levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements
necessary for purchase of equipment and financing of   current operations. At
Aug 31, 1996 the Company had working capital of $3,523,387. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

                 PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION

         There are no proceedings contemplated or threatened by any Government or agency against the Company or any of its subsidiaries.

         There are no legal proceedings of any kind other than that which is described in the Company's 10K.

ITEM 2.  CHANGES IN SECURITIES

         Private placement was completed in the previous quarter which resulted in net proceeds of $3,328,999 and the issuance of 4,000,000 additional shares of stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

                                      SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LASER MASTER INTERNATIONAL, INC.
                                  --------------------------------
                                            (Registrant)


         10/11/96                  /s/ Mendel Klein
      -----------------           --------------------------------
           Date                   MENDEL KLEIN, PRESIDENT


         10/11/96                  /s/ Leah Klein
      -----------------           --------------------------------
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