Form 10KSB
period 1996-11-30
LASER MASTER INTERNATIONAL INC
filed 1997-03-13
CIK 700892

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ANNUAL REPORT

Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                             Commission file number
   November 30, 1996                                        2-76262-NY
-------------------------                             ----------------------

                         Laser Master International Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                                  11-2564587
     -------------------------------                 ---------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification Number)

       1000 First Street, Harrison, N.J.                       07029
   -------------------------------------------------------------------
   (Address of principal executive Offices)                  (Zip Code)

                                 (201) 482-7200
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
           Title of each class                      which registered
           -------------------                  ------------------------
   Common Stock Par Value $.0l Per Share          Nasdaq Bulletin Board

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES X       No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Common Stock - Par Value $.0l                      10,374,600
    -----------------------------                      ----------
                 Class                             Outstanding Shares

   Aggregate Market Value of Non-Affiliate Stock at January 31, 1997 -approximately $6,749,600.

                                     PART I

Item 1. BUSINESS
(a) General:

      The Company was founded in 1981 and prints for the textile industry and the gift wrap paper industry. The company sells its products and services nationwide thru its direct sales force and resellers. In addition the company has a real estate division that owns the factory building in Harrison, New Jersey. The building 247,000 square feet of which 49% is rented to two unaffiliated tenants and 51% is rented to Flexo-Craft Prints Inc. Flexo-Craft Prints Inc. is the printing company and is engaged in the use of a computerized laser system to accomplish Flexographic printing for industrial and commercial printing and engraving, and counts among its customers large corporations, some of which are listed on the NY Stock Exchange.

      Flexo-Craft (Process)

      The principal operation of Flexo-Craft is to utilize a ZED laser in its process. A laser is a device which emits a "coherent" wavelength (color). A large degree of control is thus afforded, and as a consequence, an exceptionally high density of power can be delivered to a well-defined area by focusing the light energy. Using a computer driven system the laser beam makes grooves in the form of designs and patterns onto a rubber material. The rubber material is then sealed on a steel or aluminum cylinder which is then placed on a printing press. In the heat transfer printing process the ink is injected into the grooves using a computer driven process and then the rubber coated cylinder prints on heat transfer paper. The heat transfer paper is sold to manufacturers who then seal it onto textile materials. The same process is used for gift wrap paper except that the paper itself is the final product. One of the six color presses prints heat transfer paper and the other six color press prints gift wrap paper. The new eight color press can print either paper and in addition can allow the company to print for the wallpaper, home furnishings, carpet and other industries. It also is three times faster than the newest six color press.

The Company either accepts patterns from the customer or can design its own patterns using a computerized color separating system. In addition the Company has a extensive supply of rubber coated cylinders with designs already engraved which can be used numerous times and for many years.

INDUSTRY SEGMENT INFORMATION

During the last three fiscal years ending November 30, 1996 and 1995, the following is a listing of the percentage of revenue which contributed toward the total revenue of the Company.

                                    1996      1995
                                    ----      ----
Heat Transfer                        57%       59%
Gift Wrap                            40%       38%
Roll Covering                         3%        3%
                                    ----      ----
Total %                             100%      100%

   The Company does not consider itself to be in a seasonal business; however prior to the Christmas Season, its Christmas gift wrap business tends to increase in the percentage of volume during the season.

COMPETITION

Flexo Craft is subject to competition insofar as the laser engraving application to industrial and commercial printing engraving is concerned.

There is no assurance that other companies with far greater resources will not engage in the same business as Flexo Craft. Flexo Craft competes with a major competitor in the use of the laser in its business. There are three other companies who engage in a business similar to that of the Company. In addition, Flexo Craft competes with many other companies who use conventional methods of processing, which do not include the use of the laser.

The Company presently sells to approximately 150 customers. The Company does not depend upon one customer or a few that would materially affect its sales, however, the loss of a certain number of its customers would have a material effect upon the business of the company.

The Company has approximately three to four competitors in its Heat Transfer Business; approximately twelve in its Gift Wrap Business; and two to three in its Roll Covering Business.

The Company competes with its competitors principally with respect to the quality of its product and the ability of the Company to deliver its product on a timely basis to its customers. Generally, price is not the most significant factor with respect to a customer, as the customer is most interested in the quality of the product delivered to it.

The Company does not have sales representatives and maintains a sales staff of six individuals who visit the customers of the Company on a national basis.

EMPLOYEES

The Company currently has employed seventy-five people, of which five are in Management and seventy are Members of Local 1718 of the United Production Workers. The Company generally enjoys favorable relations with its union employees, and has not in its history had any strike or any work stoppage.

OTHER INFORMATION

The Company is not dependent on a single customer or a limited number of customers. No material portion of the Company's business is subject to government contracts. Compliance with federal, state or local environmental protection laws has no material affect on the capital expenditures, earnings or competitive position of the Company.

          Backlog of orders:

                                Dollar amount of backlog and percentage expected to be filled during the fiscal year.

As of:

November 30, 1996                      $2,000,000                 100%
November 30, 1995                       1,050,000                 100%

      The backlog of orders, as stated, is not affected by the seasonal cycle of the industry throughout the year. The Company filled all of its backlog orders during its last fiscal year ended November 30, 1996 and anticipated being able to fill all it current backlog orders during its fiscal year ending November 30, 1997.

Flexo Craft orders are generally subject to cancelable purchase orders or contracts. The rate of cancellation of orders has been insignificant. Although the stated backlog may be used as a guideline in determining the orders which may be delivered, the backlog is subject to change by reason of several factors, including possible cancellation, and should not be relied upon as being necessarily indicative of the company's revenues or profits within the indicated period, or otherwise.

ITEM 2. PROPERTIES

The Company owns all the issued and outstanding common stock of Harrison Realty Corp., which is the owner of the real property, plant and office facility of the Company. The building owned by Harrison Realty Corp. is a single story industrial building located at 1000 First Street, Harrison, New Jersey. The building was constructed in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires, required by the Company's Flexo Craft facilities for use in its printing process. The building area is approximately 240,000 square feet, which is 51% utilize by the Company. The building has an existing mortgage in the sum of $2,005,000 as well as a second mortgage for $653,333. This building is approximately five times larger than the company's previous facility in Brooklyn. In addition since everything is on a single floor the company will be able to operate much more efficiently in the future.

The Company currently has two tenants who are not affiliated with the Company, and have executed leases at 1000 First Street. Information about the tenants of Harrison Realty Corp. can be found in Note 1 to the financial statements.

ITEM 3. LITIGATION

There are no proceedings contemplated or threatened by any Government or agency against the Company of any of its Subsidiaries. The litigation involving HBE Leasing has been settled and there is no other material litigation involving the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The quarterly high and low prices of the Company's common stock are as follows:

     (1)  The Company's common shares are quoted on the Nasdaq Bulletin Board.

     (2) The quarterly high and low prices of the Company's common stock as traded were as follows:

                                    1996                     1995
                               High      Low            High      Low
                               -----     -----         -----      ---
First Quarter                  2           3/4           5/8      1/2
Second Quarter                 3-1/8     1-1/8           3/4      1/2
Third Quarter                  2-1/4     1-1/8           7/8      5/8
Fourth Quarter                 1-1/2     21/32         1-1/4      7/8

     (3) The approximate number of shareholders of record on November 30, 1996 was 595.

     (4) No cash dividends have ever been declared nor are any expected in the near future.

     (5) Mr. Mendel Klein is the owner of 3,625,000 shares. Pursuant to Rule 144 of the 1933 SEC ACT, he is permitted to sell 7,725 shares in every six month period. The offering of these shares could have an adverse effect on the market price of the stock.

ITEM 6. SELECTED FINANCIAL DATA - fiscal year ended

                 11/30/96      11/30/95     11/30/94     11/30/93     11/30/92
              -----------   -----------   ----------   ----------   ----------
Revenues      $11,499,811   $ 8,800,394   $8,270,936   $9,347,934   $7,374,021

Net Income    $   362,119   $  (178,957)  $  276,471   $  771,837   $  521,376

Earnings Per
Share                 .04          (.03)         .05          .13          .09

Cash Dividend declared
per common share      -0-           -0-          -0-          -0-          -0-

At Year End:

Total Assets  $15,967,150   $13,861,245  $14,842,777   $8,251,805   $7,269,019

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRINTING SEGMENT

Net sales for the year ended November 30, 1996 totaled $11,118,846 as compared to $8,432,284 for the year ended November 30, 1995, for an increase of 32%. Management attributes the increase in sales to the fact that the company moved to a much larger facility in the 3rd quarter of 1995 which enabled the company to increase its capacity five fold. The 8 color press which was delivered and assembled in 1995 had no impact on sales that year but is beginning to make an impact in 1996 and will significantly increase sales in the future. The new 8 color press was expected to contribute towards sales and profits in 1996 but still needed further modifications and upgrading which has now been substantially finished although a final upgrade on the drying process is being worked on. The Company expects to operate more efficiently in 1997 and management anticipates a solid increase in sales.

Gross profit percentage for 1996 was 31% compared to 29% for the year before. This was a result of efficiencies in the new plant and from decreased raw material prices. Selling expenses were 14% of sales compared to 19% in the previous year. The Company hired two sales organizations which began to bring in significant orders toward the end of the year but which had a great deal of start up expenses regarding East River Arts but should benefit the company in 1997.

REAL ESTATE SEGMENT

Rental income for the years 1996 compared to 1995 increased 3%. During 1996 the operating (loss) from the real estate division was ($74,489) compared to ($207,229) in 1995. The Company had substantial start up expenses in the new factory building in Harrison, New Jersey. The Company has two unaffiliated tenants with monthly rental income of $28,855. This segment expects to be profitable in the future now that the start up expenses and renovation period is over.

CORPORATE EXPENSES

General and administrative expenses for fiscal 1996 were 10% of sales as compared to 9% of sales for the preceding year. The increase was due to the fact the company upgraded its computer system which resulted in training costs and computer software costs and nonrecurring expenses of professional fees and consultants.

Interest and finance charges paid by the Company during fiscal 1996 decreased slightly from the previous year due to the fact that the company's average debt level decreased from the previous year. The company borrowed $700,000 in November 1995 though a 2nd mortgage on the company's factory building and increased its line of credit. The Company needed the additional funds to finance a higher inventory and to help fund the company to move into printing additional products for new markets. The Company does not expect any significant additional borrowings for the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company ended its fiscal year with a current ration of 2.34 compared to 1.24 in the previous year end. Working capital and cash aggregated approximately 3,179,239 and 396,777 respectively at November 30, 1996 as compared to 852,118 and 808,746 respectively November 30, 1995. The Company believes its financial position at November 30, 1996 will enable it to take advantage of any new opportunities that may arise.

In fiscal 1996 cash flow used from operations was $1,237,428 compared to $579,623 in 1995. The increase in inventory levels is primarily attributable to increased inventory levels necessary to support longer lead times in obtaining raw materials. Accounts receivable increased by $281,088 which was because of the fact that the company's sales increased and accounts receivable increased proportionately. Accounts payable decrease of $426,152 was because of the company's ability to obtain better raw material prices by agreeing to shorter payment terms. Net cash used by investing activities during 1996 was $1,333,150 which was necessitated by the continuing modifications of the 8 color press and the remaining building improvements needed. Management does not anticipate any significant capital expenditures in 1997. Net cash generated by financing activities during 1996 was $2,158,609. This was part of the proceeds from a private placement needed for the company's expansion.

The Company anticipates that its capital resources provided from its cash flow from operations and anticipated financing will be sufficient to meet its financing requirements for at least the next 12 month period.

Inflationary Impact:

Since the inception of operation, inflation has not significantly affected the operating results of the company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the company in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LASER MASTER INTERNATIONAL, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         Pages
                                                                         ------
Report of Independent Auditors ........................................   10

Consolidated Balance Sheets - November 30, 1996 .......................   11-12

Consolidated Statements of Operations for the Fiscal Years
 ended 1996 & 1995 ....................................................   13

Consolidated Statements of Stockholders Equity for the
 Fiscal Years ended 1996 & 1995 .......................................   14

Consolidated Statements of Cash Flows for the Fiscal Years
 ended 1996 & 1995 ....................................................   15

Notes to Consolidated Financial Statements ............................   16-25


All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required to because the required information is included in the financial statements or notes thereto.

                        LASER MASTER INTERNATIONAL, INC.

                                 ANNUAL REPORT

                                FISCAL YEAR ENDED

                                NOVEMBER 30, 1996

                      [LETTERHEAD OF GOLDSTEIN AND MORRIS]


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


The Board of Directors and Stockholders
Laser Master International, Inc.
and wholly owned subsidiaries


We have audited the accompanying consolidated balance sheet of Laser Master International, Inc. and subsidiaries as of November 30, 1996 and the related consolidated statements of operations, stockholders equity and cash flows for the years ended November 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Master International, Inc. and subsidiaries as of November 30, 1996 and the consolidated results of its operations and its cash flows for the years ended November 30, 1996 and 1995 in conformity with generally accepted accounting principles.


                                                  /s/ Goldstein and Morris

New York, New York
February 26, 1997

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AS OF


                                                          NOVEMBER 30
                                                             1996
ASSETS

CURRENT ASSETS:
Cash in Bank                                              $   396,777
Short Term Investments-
Note 24                                                       405,223
Accounts Receivable-Net
 Notes 4                                                    2,585,349
Merch. Invent.-Note 2 and 5                                 2,113,194
Prepaid Expenses                                               39,727
                                                          -----------
TOTAL CURRENT ASSETS                                      $ 5,540,270
                                                          -----------
FIXED ASSETS:- Note 2
Factory Building and
 Improvements - Note 6                                    $ 4,938,566
Land - Factory Site                                           215,000
Mach'y & Equip. - Note 7                                    8,105,403
Engraving Invent. - Note 9                                    878,456
Installation Cost                                             931,057
Furniture & Fixtures                                          107,524
                                                          -----------
Total                                                     $15,176,006
Less: Accumulated Depreciation -
      Note 8                                               (5,066,312)
                                                          -----------
TOTAL FIXED ASSETS                                        $10,109,694
                                                          -----------
OTHER ASSETS:
Deferred Charges - Note 3                                 $    90,783
Restricted Cash - Note 25                                     182,944
Intangible Asset - Note 16                                     43,459
                                                          -----------
TOTAL OTHER ASSETS                                        $   317,186
                                                          -----------
TOTAL ASSETS                                              $15,967,150
                                                          ===========


The accompanying notes to financial statements are an integral part of this statement and should be in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AS OF


                                                          NOVEMBER 30
                                                             1996
LIABILITIES

CURRENT LIABILITIES:
Accounts Payable                                          $   571,753
Accrued Expenses and Taxes
 Payable                                                       49,346
Loan Payable - Note 18                                      1,112,426
Stockholder Loan - Note 22                                     65,837
Current Portion of Long Term
 Debt - Note 17                                               561,669
                                                          -----------
TOTAL CURRENT LIABILITIES                                 $ 2,361,031
                                                          -----------
LONG TERM LIABILITIES:
Long Term Debt, Net of Current
 Portion - Note 17                                        $ 5,481,664
Other Accrued Expenses - Note 16                               43,459
Deferred Taxes                                                 38,016
                                                          -----------
TOTAL LONG TERM LIABILITIES                               $ 5,563,139
                                                          -----------
TOTAL LIABILITIES                                         $ 7,924,170
                                                          -----------
STOCKHOLDERS' EQUITY:
Capital Stock-Authorized
 50,000,000 shares - 1 cent par value
 Issued & Outstanding - 10,374,600
 shares at 11/30/96                                       $   103,746
Additional Capital Paid
 in Excess of Par                                           5,276,820
Retained Earnings                                           2,662,414
                                                          -----------
TOTAL STOCKHOLDERS' EQUITY                                $ 8,042,980
                                                          -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                      $15,967,150
                                                          ===========

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                              FOR THE YEARS ENDING

                                         NOVEMBER 30           NOVEMBER 30
                                            1996                  1995
REVENUES
Product Revenues                         $11,118,846           $ 8,432,284
Rental Income                                380,966               368,110
                                         -----------           -----------
TOTAL REVENUES                           $11,499,812           $ 8,800,394

COST OF SALES
Cost of Product Revenues                 $ 7,646,450           $ 5,906,042
Cost of Rental Income                        276,050               383,708
                                         -----------           -----------
TOTAL COST OF SALES                      $ 7,922,500           $ 6,289,750
                                         -----------           -----------
GROSS PROFIT                             $ 3,577,312           $ 2,510,644

OPERATING EXPENSES
Selling Expenses                         $ 1,662,596           $ 1,657,626
Gen'l & Adm Expenses                       1,164,100               827,018
Non-recurring exp-moving                      33,554             1,122,237
                                         -----------           -----------
TOTAL OPERATING EXPENSES                 $ 2,860,250           $ 3,606,881
                                         -----------           -----------
OPERATING INCOME                         $   717,062           $(1,096,237)
                                         -----------           -----------
Interest Expense                         $   455,050           $   509,136
Interest Income & Other Net                 (138,123)              (53,764)
                                         -----------           -----------
Income Before Inc. Tax Exp.              $   400,135           $(l,551,609)
Provision for Income Taxes                    38,016                   -
                                         -----------           -----------
Income (loss) before
 extraordinary gain                      $   362,119           $(1,551,609)
Extraordinary Gain                               -               1,372,652
                                         -----------           -----------
NET INCOME (LOSS)                        $   362,119              (178,957)
                                         ===========              ========

Earnings Per Share
 before extraordinary gain               $       .04           $      (.26)
Extraordinary Gain                               -             $       .23
                                         -----------           -----------
Earnings Per Share - Primary             $       .04           $      (.03)
                                         ===========           ===========
Weighted Average Number of
 Common Shares Outstanding                 8,166,468             5,958,335
                                         ===========           ===========


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                             CONSOLIDATED STATEMENT
                             OF STOCKHOLDER'S EQUITY
                          FOR EACH OF THE TWO YEARS IN
                                THE PERIOD ENDED
                                NOVEMBER 30, 1996

                           Common   Additional
             Common        Stock      Paid-In      Retained
             Shares        Amount     Capital      Earnings          Total



Bal.
11/30/94    5,958,335     $59,583   $2,141,984    $2,479,252       $4,680,819

Net
Income                                              (178,957)        (178,957)
-----------------------------------------------------------------------------
Bal.
11/30/95    5,958,335     $59,583   $2,141,984    $2,300,295       $4,501,862

Issuance of Common Stock at $1 per
share in private placement net of
costs       4,416,265      44,163   $3,134,836                     $3,178,999
Net Income                                           362,119          362,119
-----------------------------------------------------------------------------
Bal.
11/96      10,374,600    $103,746   $5,276,820    $2,662,414       $8,042,980
=============================================================================

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED

                                           NOVEMBER 30        NOVEMBER 30
                                              1996               1995
Cash flows from
operating activities:
  Net Income                              $   362,119       $  (178,957)

Adjustments to reconcile net
income (loss) to net cash
provided by operating activities
  Depreciation & Amortization                 481,182           643,391

Increase (Decrease) in cash flows
from operations resulting from
changes in:
 Accounts Receivable                         (281,088)         (873,811)
 Inventories                               (1,407,229)         (302,315)
 Prepaid Expenses                              50,381           (32,038)
 Sundry Receivable                                -              12,437
 Accounts Payable                            (426,152)          679,744
 Accrued Expenses                             (16,641)         (528,074)
                                          -----------       -----------
Net cash provided by
Operations                                $(1,237,428)         (579,623)
                                          -----------       -----------
Cash flows from investing
activities:
 Net (Purchase) of short
  term investments                        $   (49,839)      $ 3,541,592
 Fixed Assets                              (1,299,303)       (3,906,770)
 Other Assets                                 (22,024)          678,334
 Deferred Taxes                                38,016               -
                                          -----------       -----------
Net Cash used in Investing                $(1,333,150)      $   313,156
                                          -----------       -----------
Cash flow provided from (used
for) financing activities:
 Proceeds from Capital                    $ 3,178,999       $       -
 Proceeds from Debt                           150,000         1,431,774
 Repayments of Debt                        (1,170,390)       (2,373,278)
                                          -----------       -----------
Net cash provided by
financing activities                      $ 2,158,609       $  (941,504)
                                          -----------       -----------
Net increase (decrease) in
cash                                      $  (411,969)      $(1,207,971)
Cash at beginning of year                     808,746         2,016,717
                                          -----------       -----------
Cash at end of year                       $   396,777       $   808,746
                                          ===========       ===========


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

NOTE 1. GENERAL

      The company was founded in 1981 and prints for the textile industry and the gift wrap paper industry. The company sells its products and services nationwide through its direct sales force and resellers. In addition the Company has a real estate division that rents space in the factory buildings owned by the Company.

      Name and brief description of companies under common control:

      a.    FLEXO-CRAFT PRINTS INC.

            The company has for approximately 15 years been engaged in the business of commercial printing and engraving, utilizing a laser technique. The company principally prints an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of textile products and gift wrap paper.

      b.    PASSPORT PAPERS INC. & EAST RIVER ARTS INC.

            These Companies are Sales Corporations which sell products printed by Flexo Craft Prints Inc. They each sell under their own labels and in their respective markets.

      c.    HARRISON REALTY CORP.

            This company owns and operates a 240,000 sq. ft. factory building in Harrison, New Jersey. There are two unaffiliated tenants currently occupying 49% of the space. One tenant occupies 62,600 sq. ft. and pays $14,338 per month plus utilities and water with the lease expiring June 30, 1999. The other tenant occupies 53,600 sq. ft. an pays $14,517 per month plus utilities and water with the lease expiring January 1, 2000. Each of these two tenants are responsible for their percentage of real estate tax increases for the terms of their leases.

            The cost of the building and land is $4,773,388 and the accumulated depreciation is $309,931 at November 30, 1996. There is no contingent rental income for any of the periods in which an income statement is presented.

            The minimum rental income expected from noncancellable leases:
            At November 30,
            --------------------------------------------------------------------
            1997                                                       $ 346,260
            1998                                                         346,260
            1999                                                         274,570
            Subsequent years                                              14,517
            --------------------------------------------------------------------
            Minimum Rental Payments                                    $ 981,607

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

      (a) The consolidated financial statements include the accounts of Laser Master International Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Revenue Recognition:

            Sales are recorded when title passes (either at shipment or customer acceptance). Rental Income is earned based on tenant occupancy per leases on the accrual basis.

      (c)   Inventory valuation:

            Inventories are stated at the lower of cost (first-in, first-out) or market.

      (d) Depreciation of fixed assets is calculated on the straight line method based on estimated useful lives of 31-1/2 years for buildings and improvements and 10 years for machinery, equipment and furniture.

      (e)   Income Taxes:

            Effective December 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability approach or financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are recognized on temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The Company previously accounted for income taxes in conformity with SFAS No. 96. The adoption of this statement did not have a material effect on the Company's 1994 financial statements and prior years financial statements were not restated.

NOTE 3. DEFERRED CHARGES

      The above account consists principally of costs that were incurred upon the financing of the Company's factory building in Harrison, New Jersey and the new 8 color printing press. The financing was done through a tax exempt bond issue through the New Jersey Economic Development Authority. These costs include EDA fees, legal fees, other professional fees and other closing costs. The costs are being amortized over the length of the loans based on using a straight line method of amortization.

NOTE 4. ACCOUNTS RECEIVABLE

      The account on the balance sheet of Laser Master International Inc. referred to as "Accounts Receivable-Net" represents amounts due from customers for goods sold and delivered on a current basis. An allowance for doubtful accounts has been established in the amount of $130,000.

NOTE 5. INVENTORIES

      Inventories at November 30th summarized by major classification were as follows:

                                                      1996             1995
                                                   ----------       ---------
      Raw material & components                    $1,753,951       $ 586,001
      Work-in-process                                 253,583          84,716
      Finished goods                                  105,660          35,248
                                                   ----------       ---------
                                                   $2,113,194       $ 705,965

      Work in process and finished goods inventories consist of material, direct labor and overhead associated with the manufacturing process.

NOTE 6. FACTORY BUILDING AND IMPROVEMENTS

      One of the wholly owned subsidiaries of the company, Harrison Realty Corp. owns the factory building in Harrison, New Jersey. The factory building is 240,000 sq. ft. of which 49% is rented to unaffiliated tenants. The building has a 1st mortgage on it from Fleet Bank and the New Jersey EDA as well as a 2nd mortgage from Fleet Bank.

NOTE 7. MACHINERY AND EQUIPMENT

      The machinery and equipment is owned by the wholly owned subsidiary Flexo-Craft Prints Inc. It consists of various pieces of heavy equipment, the acquisition of which has been financed on an individual basis at the time of purchases and installation. For details of these encumbrances, reference is made to the consolidated schedule of total debt.

NOTE 8. DEPRECIATION

      Fixed Assets are stated at cost. Depreciation is computed by applying the straight-line method to individual items. Where accelerated depreciation methods are used for tax purposes, deferred income taxes may be recorded. Maintenance and repairs were charged to expenses as incurred.

                                                     11/30/96      11/30/95
                                                     --------      --------
      Depreciation charged to
      Cost of Sales                                  $470,574      $627,630

      The annual depreciation rates used are as follows:

          Building and Improvements                         3%
          Machinery and Equipment                     6.67% - 10%
          Furniture and Fixtures                           10%

NOTE  9. ENGRAVING INVENTORY

      The company's principal operating subsidiary, Flexo-Craft Prints Inc. is engaged in the printing of designs and patterns which by means of a laser engraving process grooves are engraved on a rubber sleeve which is coated on a metal cylinder which is then attached to the printing machine. Ink is then placed in the groove portions and printed on paper currently up to 8 colors.

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

NOTE 10. INCOME TAXES

      The Financial Accounting Standards Board has issued Statement No. 109, "Accounting for Income Taxes", effective for fiscal years beginning at December 1992. Effective December 1, 1993 the Company adopted the statement which requires an asset and liability approach to financial accounting and reporting of income taxes. The difference between the financial and tax basis of assets and liabilities is determined annually.

      Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to effect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets or liabilities.

      The components of the deferred tax asset (liability) are summarized as follows:

                                                                         1996
                                                                      ---------
      Tax credit carryforwards ....................................   $  83,787
      Net operating loss carryforwards ............................       7,296
      Allowance for doubtful accounts .............................       9,180
                                                                      ---------
      Net deferred tax assets .....................................   $ 100,263
                                                                      ---------
      Deferred Tax Liabilities:
      Accelerated depreciation ....................................   $ 138,279
                                                                      ---------
      Total net deferred tax assets ...............................   $ (38,016)
                                                                      =========

NOTE 11. ACCRUED EXPENSES

      Accrued Expenses consist of the following:

                            1996
      Payroll Taxes .................   21,359
      Pension .......................   27,987
                                       -------
      Total .........................  $49,346

NOTE 12. EMPLOYMENT CONTRACTS

      The Company has entered into a five year employment agreement with the company's Chairman of the Board, President and Treasurer commencing May 1996. Under the agreement, Mr. Klein's annual salary will be $125,000. In addition he has the right to purchase 240,000 shares of common stock each year at $1 per share for a five year period.

      The Company has also entered into employment contracts for the services of three key employees for a period of five years from May 1996, each for an annual salary of $50,000.

NOTE 13. CONTINGENT LIABILITIES

      The Company is contingently liable to Fleet Bank for letters of credit in the amount of $5,351,979 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press (See Note #19). Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft. Per the loan agreement the company is prohibited from paying cash dividends. The loan agreement to Fleet Bank contains various covenants. The Company was not in compliance with one of these covenants, however a waiver from the bank was received.

NOTE 14. EARNINGS PER SHARE - 10,374,600 SHARES COMMON STOCK -PAR VALUE $0.01

      Earnings per common and common equivalent share have been computed using the weighted average share of common stock and common stock equivalents outstanding during the periods.

      Earnings Per Share                                 11/30/96       11/30/95
      Primary & Diluted
       Earnings Per Share                                 $ .04          $(.26)
      Extraordinary Gain                                    --             .23
      Net Income (Loss)                                     .04           (.03)
      Book value per share -
      Primary                                                77            .76
      Fully diluted                                         .71            .76

      Primary Earnings Per Share is calculated based on a weighted average of 8,166,468 shares. Fully diluted earnings per share is calculated based on 8,596,468 weighted shares. Book value primary is calculated on 10,374,600 shares and book value fully diluted is calculated based on 11,234,600 shares. All calculations for 1995 are based on 5,958,335 shares.

NOTE 15.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $130,000.

NOTE 16. PENSION PLAN

      The Company has a non contributory defined benefit pension plan covering all eligible employees begun in 1993. The plan provides for normal retirement at age 65, or at least age 62 with 30 years of service, and optional early retirement. The benefits payable under the plan are generally determined on the basis of an employees length of service and earnings. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

      The plan covers all salaried and hourly employees of the Company except those covered under a collective bargaining agreement. Eligible employees participate in the plan after completing one year of service and attaining age 21. The benefit formula is 22.75% of average pay plus 22.75% average pay in excess of covered compensation reduced proportionately for years of service less than 35. Pension Plan Assets are primarily invested in short and intermediate term cash investments.

      Assumptions:

      The present value of benefits used to determine the net periodic pension cost, the projected benefit obligation and the accumulated benefit obligation are based on the following actuarial information:

      1. Mortality                                1983-A
      2. Discount Rate:                           7.50% Compounded Annually
      3. Withdrawal                               Not used
      4. Salary Projection:                       3% per year
      5. Return on Plan Assets:                   7.50% Compounded Annually
      6. Increase in 415 Limit:                   3.0%

      Asset Valuation Method: Fair Market Value
      Net Periodic Pension Cost for Fiscal Year Ended:

                                                           1996           1995
                                                        --------       --------
      1. Service Cost                                   $ 11,458       $ 10,321
      2. Interest Cost                                    12,769         11,239
      3. Return on assets                                 14,454         11,504
      4. Net Amort. & deferral                            10,277         10,764
                                                        --------       --------
         Net Pension Cost                               $ 20,050       $ 20,820
                                                        ========       ========

      Reconciliation of Funding Status:

                                                           1996          1995
                                                        ---------     ---------
      1. Projected Benefit Obligation                   $(194,484)    $(171,418)
      2. Assets at Fair Value                             155,210       105,563
      3. Funding Status                                   (39,274)      (65,855)
      4. Unrecognized Net Transition
         Obligation                                        76,226        80,834
      5. Unrecognized Prior Service Cost                     --            --
      6. Unrecognized Net (Gain)/Loss as
         of November 30                                   (20,791)      (13,961)
      7. Prepaid/(Accrued) Pension Expense                 16,161         1,018

Additional Liability as of November 30,
                                                           1996          1995
                                                        ---------     ---------
      1. Projected Accumulated Benefit
         Obligation                                     $ 182,508     $ 158,049
      2. Fair Value of Assets                             155,210       105,563
      3. Projected Funded Status                           27,298        52,486
      4. Prepaid/(Accrued) Pension Exp.                    16,161         1,018
      5. Additional Liability                              43,459        53,504

      For financial reporting purposes a pension plan is considered unfunded when the fair value of the plan assets is less than the accumulated benefit obligation. When that is the case a minimum pension liability must be recognized for the sum of the unfunded amount plus any prepaid pension cost. An intangible asset can be recorded as an offset to the extent of unrecognized prior service cost and unrecognized transitional obligation.

NOTE 17. LONG TERM DEBT

                                                                      1996
                                                                  -----------
Convertible Note Payable - 5%
Due 6/30/98                                                           150,000

Mortgage Payable - Fleet Bank - 9% - Monthly
principal payments of $3,889 maturing 11/30/02
Collateralized by 2nd mortgage on factory bldg.                       653,333

NJ EDA Tax Exempt Bond - 72% of Libor Rate-
Effect. rate 5.6% - Monthly principal payments
begin 8/1/96 thru 7/31/04 at $33,750 per month-
Collateralized by the 8 color printing press                        3,235,000

NJ EDA Tax Exempt Bond - 72% of Libor Rate-
Monthly principal payments begin 8/1/95
thru 7/31/14 approx. $9,000 per month -
Effective rate 5.6% - Collateralized by
factory building Harrison, New Jersey                               2,005,000
                                                                  -----------
Total                                                             $ 6,043,333
Less current portion                                                  561,669
                                                                  -----------
Total                                                             $ 5,481,664
                                                                  ===========

NOTE 18. LOAN PAYABLE

      The Company has a line of credit with Merrill Lynch in the amount of $1,500,000. The interest rate is at 30 day commercial paper plus 2.6% with a effective rate at 7.8%. The loan is collateralized by accounts receivable.

NOTE 19. CARRYFORWARD OF NET OPERATING LOSSES

      The company has available as benefits to reduce future Federal income taxes, subject to applicable limitations, the following net operating loss carry-forwards and tax credits:

                                     Tax Net
               Year               Operating Loss                  Investment
             Expires               Carryforward                   Tax Credit
             -------              --------------                  ----------
              1996                      --                            --
              1997                      --                            --
              1998                      --                            --
              1999                      --                           83,787
              2000                      --                            --
              2001                      --                            --
              2011                     21,459                         --
                                     --------                      --------
              Total                  $ 21,459                      $ 83,787
                                     ========                      ========

NOTE 20. RECONCILIATION BETWEEN STATUTORY TAX RATE AND EFFECTIVE TAX RATE

                                                            Fiscal Year Ended
                                                          11/30/96     11/30/95
                                                         ---------    ---------
     Prov. computed at statutory rate                    $ 136,046    $ (60,845)

     Tax effect of loss carryforward                     $(136,046)       --

     Deferred Income Tax                                 $  38,016        --
                                                         ---------    ---------
     Provision for Income Taxes                          $  38,016    $   --

NOTE 21. DEBT MATURITIES IN THE FIVE YEAR PERIOD FOLLOWING NOVEMBER 30, 1996

          11/30/97            $ 1,674,095
          11/30/98            $   666,668
          11/30/99            $   561,668
          11/30/00            $   561,668
          11/30/01            $   561,668
          Thereafter          $ 3,129,992

NOTE 22. STOCKHOLDER LOAN

      The principal stockholder extended the company a loan of $65,837 at a rate of 8% in order to help secure an addition to the already existing line of credit from Merrill Lynch. The loan is payable on demand.

NOTE 23. INDUSTRY SEGMENT INFORMATION


                                                     1996               1995
                                                  -----------       -----------
Sales to Unaffiliated Customers:
 Printing                                         $11,118,846       $ 8,432,284
 Real Estate                                          380,966           368,110
                                                  -----------       -----------
Total                                             $11,499,812       $ 8,800,394

Earnings (loss) from Operations:
 Printing                                         $   436,608       $(1,344,380)
 Real Estate                                          (74,489)         (207,229)
                                                  -----------       -----------
Total                                             $   362,119       $(1,551,609)

Identifiable Assets:
 Printing                                         $10,002,677      $ 9,189,712
 Real Estate                                        5,105,329        4,671,533
                                                  -----------       -----------
Total                                             $15,108,006      $13,861,245

Capital Expenditures:
 Printing                                         $   812,965      $ 3,354,855
 Real Estate                                          433,796           66,521
                                                  -----------       -----------
Total                                             $ 1,246,761      $ 3,421,376

Depreciation & Amortization Exp.
 Printing                                         $   325,863           476,791
 Real Estate                                          144,711           150,839
                                                  -----------       -----------
Total                                             $   470,574       $   627,630

NOTE 24. SHORT TERM INVESTMENTS

      In 1995 the company adopted Statement of Financial Accounting Standards
      (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The statement requires that investments in such securities be designated as trading, held-to-maturity or available-for-sale. The adoption did not have a material impact on the company. The fair market value of the investments at year end equaled the cost.

NOTE 25. RESTRICTED CASH

      Restricted cash consists of short term United States Treasury Bill Fund with 30 day maturities. The account is restricted for the purpose of funding a sinking fund toward the payment of NJ EDA obligations.

NOTE 26. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid during the year for:
                                            1996           1995
                                         ---------      ---------
      Interest                           $ 453,164      $ 503,614

NOTE 27. DIVIDEND RESTRICTIONS

      The Company's credit agreement with Fleet Bank prohibits the payment of cash dividends without the prior consent of the bank.

NOTE 28. INTEREST INCOME & OTHER NET

      The following is a schedule of the items in this account:

                                         11/30/96      11/30/95
                                         --------      --------
      Interest Income                    $ 48,122      $ 22,268
      Dividend Income                      50,230        31,496
      Misc. Income                         39,771          --
                                         --------      --------
      Total                              $138,123      $ 53,764

NOTE 29. EXTRAORDINARY GAIN

      The company in 1995 settled the mortgage on the factory building in Brooklyn and sold the building to an unrelated third party resulting in a capital gain of $1,372,652. The transaction needed the approval of the RTC which was received in July 1995.

NOTE 30. STOCK OPTIONS

      In 1995, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 123 (SFAS 123). "Accounting for Stock-Based Compensation" SFAS 123 provides companies with the option of expensing the "fair value" of stock options granted. With regard to the Company's stock options, no accounting is made until such time as the options are exercised unless the option price is less than the fair value of Company stock on the grant date. The Company does not intend to change it current accounting method regarding stock options. Therefore, SFAS 123 will not impact future operating results. The Company will adopt the expanded stock option disclosure requirements of SFAS 123 in its 1997 fiscal year.

      Shares under option                        Shares            Price/Share
      on:
            11/30/96                            3,300,000         $1.00 - $2.00

      Options exercisable
      on:

            11/30/96                              860,000         $1.00
            11/30/97                              685,000         $1.00 - $2.00
            11/30/98                              585,000         $1.00 - $2.00
            11/30/99                              585,000         $1.00
            11/30/00                              585,000         $1.00

ITEM 9. DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURES

                   NONE

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Name                    Age             Position                  Term

Mendel Klein            64         President, Treasurer          1 Year
                                   Chairman of the Board

Leah Klein              61         Vice-President,               1 Year
                                   Secretary, Director

Mirel Spitz             38         Vice-President,               1 Year
                                   Director

Mendel Klein and Leah Klein are spouses.
Mirel Spitz is their daughter.

ITEM 11. REMUNERATION OF DIRECTORS AND OFFICERS

                         Capacity in which remuneration
Name                     was received                             Annual Salary

Mendel Klein             President, Treasurer, Chairman             $100,000
                         of the Board

Leah Klein               Vice-President, Secretary, Director           -0-

Mirel Spitz              Vice president, Director,                     -0-
                         Office Manager

Mr. Mendel Klein, pursuant to an employment contract entered into with the company, which became effective upon completion of the public offering, is entitled to receive an annual salary of $125,000. Additionally, Mr. Klein will participate in group life, accident and hospitalization insurance, provided for all key employees and he will have the use of a company owned automobile. No other officer or director has a contract of employment with the company. There are no consulting agreements in existence between the company and any officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

                         Name and Address            Number of          Percent
Title of Class           of Beneficial Owner         Shares Owned       of Class

Common Stock             Mendel Klein                3,625,000            34%
$0.01 Par Value          38 Harrison Avenue
                         Brooklyn, N.Y. 11211

                         Palomar Medical
                         Technologies, Inc.          1,000,000            10%

Set forth above is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on January 17, 1997.

(b)   Security Ownership of Management
      None, other than Mendel Klein, listed above.

(C)   Changes in Control
      The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) Financial Statements, Financial Statement Schedules, and Exhibits

      1. Financial Statements. See Item 8 for the Financial Statements of the Company filed as a part hereof (Exhibits omitted)

      2. Financial Statement Schedules. See Item 8 for the Financial Statement Schedules of the Company filed as a part hereof.

      3.    Supplementary Data - See Exhibits

OFFICERS:
Mendel Klein, President, Treasurer
Leah Klein, Vice President & Secretary
Mirel Spitz, Vice President

DIRECTORS:
Mendel Klein, Chairman

Leah Klein, Director
Muriel Klein, Director

AUDITORS:
Goldstein and Morris, Certified Public Accountants, P.C.

COUNSEL:
Baratta & Goldstein, P.C.

TRANSFER AGENT:
American Stock Transfer Company

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Laser Master International Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LASER MASTER INTERNATIONAL INC.


                                             BY /s/ Mendel Klein
                                                ---------------------------
                                                Mendel Klein, President and
                                                Chief Financial Officer

Dated: February 28, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ Mendel Klein
----------------------
Mendel Klein, Director
March 10, 1997


/s/ Leah Klein
----------------------
Leah Klein, Director
March 10, 1997


/s/ Mirel Spitz
----------------------
Mirel Spitz, Director
March 10, 1997