Form 10QSB
period 1997-02-28
LASER MASTER INTERNATIONAL INC
filed 1997-04-15
CIK 700892

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: February 28, 1997 Commission File No.: 2-76262-NY
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

Common Stock - 10,471,452 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL INC.
INDEX



PART I - FINANCIAL INFORMATION                                     PAGE


Item 1. Financial Statements


   Consolidated Balance Sheets - February 28, 1997                 3-4

   Consolidated Statements of Operations for the
   Three Months Ended February 28, 1997 and February 29, 1996        5

   Consolidated Statements of Cash Flows for the
   Three Months Ended February 28, 1997 and February 29, 1996        6

   Notes to Consolidated Financial Statements                     7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                        11

PART II. OTHER INFORMATION                                          12

                            PART I.  FINANCIAL INFORMATION


                    LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                        ASSETS


                                                 FEBRUARY 28,
                                                    1997

CURRENT ASSETS:
  Cash in Banks                                  $   470,887
  Marketable Securities                              416,505
  Accounts Receivable - Net                        2,572,179
  Merchandise Inventory                            2,093,864
  Prepaid Expenses                                    31,428
                                                 -----------
TOTAL CURRENT ASSETS                             $ 5,584,863
                                                 -----------
FIXED ASSETS:
  Factory Building & Improvements                $ 4,938,566
  Land - Factory Site                                215,000
  Machinery & Equipment                            8,105,403
  Engraving Inventory                                878,456
  Installation Cost                                  931,057
  Furniture & Fixtures                               107,524
                                                 -----------
TOTAL                                            $15,176,006

Less:  Accum. Depreciation                         5,213,930
                                                 -----------
TOTAL FIXED ASSETS                               $ 9,962,076
                                                 -----------
OTHER ASSETS:
  Deferred Charges                               $    89,270
  Restricted Cash                                    308,644
  Intangible Asset                                    43,459
                                                 -----------
TOTAL OTHER ASSETS                               $   441,373
                                                 -----------
TOTAL ASSETS                                     $15,988,312
                                                 ===========





The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                     LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                     LIABILITIES



                                                FEBRUARY 28,
                                                     1997
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $   621,145
  Accrued Expenses & Taxes                            48,674
  Current Portion of Long Term Debt                  561,669
  Loan - Merrill Lynch                             1,059,549
  Loan - Officer                                      65,837
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 2,356,874
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 5,431,664
  Other Accrued Expenses                              43,459
  Deferred Taxes                                      38,016
                                                 ----------
TOTAL LONG TERM LIABILITIES                      $ 5,513,139
                                                 -----------
TOTAL LIABILITIES                                $ 7,870,013
                                                 -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,471,452
    Shares at 2/29/97                            $   104,715
    Capital in Excess Par                          5,325,851
    Retained Earnings                              2,687,733
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 8,118,299
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $15,988,312
                                                 ===========



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                           LASER MASTER INTERNATIONAL, INC.
                            AND WHOLLY OWNED SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                              FOR THE THREE MONTHS ENDED




                                         FEBRUARY 28,      FEBRUARY 29,
                                            1997              1996
                                         -----------       -----------
REVENUES
                                         $ 2,494,795       $ 2,154,235
                                         -----------       -----------
Depreciation Expense                     $   147,618       $   116,428

Cost of Sales                              1,571,296         1,218,150
                                         -----------       -----------
TOTAL COST OF SALES                        1,718,914         1,334,578
                                         -----------       -----------
GROSS PROFIT                                 775,881           819,657
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   386,712       $   268,659
  General & Administrative Expenses          264,618           438,548
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $   651,330           707,207
                                         -----------       -----------
OPERATING PROFIT                         $   124,551       $   112,450

Interest & Finance Charges               $   107,618       $   137,643
Interest & Dividend Income                    (8,386)             -
                                         -----------       -----------
NET EARNINGS - BEFORE FIT                $    25,319       $   (25,193)
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $    25,319       $   (25,193)
                                         ===========       ===========

EARNINGS PER SHARE *                     $       .00       $       .00
                                         ===========       ===========
DIVIDENDS PER SHARE                           -0-              -0-
                                         ===========       ==========





* Earnings per share are based on 10,471,452 shares outstanding at February 28, 1997 and 6,958,335 February 29, 1996.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                      LASER MASTER INTERNATIONAL, INC.
                        AND WHOLLY OWNED SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                             THREE MONTHS ENDED


                                         FEBRUARY 28     FEBRUARY 29,
                                             1997            1996
                                         -----------      -----------
Net Cash Flow From Operating
Activities:

  Net Income                             $    25,319      $   (25,193)

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                147,618          116,428
                                         -----------      -----------
                                         $   172,937      $    91,235
Cash Flow Provided From Operations
  Accounts Receivable                    $    13,170      $   594,949
  Inventories                                 19,330         (567,437)
  Prepaid Expenses                             8,299              124
  Subscription Receivable                       -          (1,000,000)
  Accounts Payable                            49,392          151,903
  Accrued Expenses                              (672)         (24,874)
  Current Portion of Long Term Debt             -                -
  Other                                         -                -
                                         -----------      -----------
Cash Flow Provided by Operations         $   262,456      $  (754,100)

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $      -         $  (257,734)
  Increase in Other Assets                  (124,187)        (192,013)
  Marketable Securities                      (11,282)         (14,237)
                                         -----------      -----------
Total Cash Flow Provided from
Investment Purposes                      $  (135,469)     $  (463,984)

Cash Flow Provided From (used for)
Financing Purposes:
  Increase in Long Term Debt                (102,877)         239,028
  Capital Contributed                         50,000        1,000,000
                                         -----------      -----------
Total Cash Flow From Financing           $   (52,877)     $ 1,239,028

Net Cash Flow                            $    74,110      $    20,944
Cash and Cash Equivalents at
 Beginning of Period                         396,777          808,746
                                         -----------      -----------
Cash and Cash Equivalents at
 End of Period                           $   470,887      $   829,690
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

    3.   PASSPORT PAPERS INC & EAST RIVER ARTS INC.

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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

              The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended February 28, 1997 and February 29, 1996.

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

NOTE 5.  FACTORY BUILDING AND IMPROVEMENTS

         One of the wholly owned subsidiaries of the company, Harrison Realty Corp., owns the land and the building situated at 1000 First Street, Harrison, New Jersey. The building is encumbered by a mortgage obtained from Fleet Bank and the New Jersey EDA.

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


                                            02/28/97        02/29/96
                                            --------        --------

         Depreciation charged to
         Cost of Sales                      $147,618        $ 80,250
                                            ========        ========


         The annual depreciation rates used are as follows:

         Building and Improvements                    3%

         Machinery and Equipment                  10% - 14.3%

         Furniture and Fixtures                      10%


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


NOTE 9.  TAX LOSS CARRYFORWARD

         On November 30, l996 the company had a net operating loss carryforward of $7,296.

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

NOTE 11. CONTINGENT LIABILITIES

         The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $5,351,979 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft.

NOTE 12. EARNINGS PER SHARE - 10,471,452 SHARES COMMON STOCK - PAR VALUE $0.0l at 2/28/97 and 6,958,335 shares at 2/29/96.

                                              Fiscal years ended

                                           02/28/97            02/29/96
                                           --------            --------
          Net earnings per share -         $  .00              $ .00

NOTE 13. ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $130,000 or 4% of accounts receivable.

                 MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED
                       FEBRUARY 28, 1997 AND FEBRUARY 29, 1996




                                RESULTS OF OPERATIONS
                                ---------------------


REVENUES

For the three months ended February 28, 1997 revenues increased 16% from the prior year. For the quarter ended February 29, 1996 revenues increased 7% over the same period from the prior year. This increase was primarily the result of increased sales volume through orders from existing customers. Management anticipates that the rate of increase of revenues when compared to the previous year will widen as the year goes on. This is based on the fact the company has signed contracts and received orders that should benefit the second half of the year.


GROSS PROFIT

For the three months ended February 28, 1997 gross profit was 31% as compared to 39% for the same period in the previous year. The previous year there was a significant drop in raw material prices in the first quarter which accounted for the high gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 8% for the three months ended February 28, 1997 over the same period for the previous year. This was as a result of the Company's attempt to control costs through significant reductions of general and administration costs.

INTEREST EXPENSE

Interest expense decreased for the first three months of 1997 as compared to the same period for the previous year. This was as a result of lower levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At February 28, 1997 the Company had working capital of $3,227,989. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

                         PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION

         None
ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

                                      SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LASER MASTER INTERNATIONAL, INC.
                                  --------------------------------
                                            (Registrant)


         4/10/97                  /s/ Mendel Klein
      -----------------           --------------------------------
           Date                   MENDEL KLEIN, PRESIDENT


         4/10/97                  /s/ Leal Klein
      -----------------           --------------------------------
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