Form 10QSB
period 1997-05-31
LASER MASTER INTERNATIONAL INC
filed 1997-07-15
CIK 700892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: MAY 31, 1997      Commission File No.: 2-76262-NY
                       ------------                           ----------

                        LASER MASTER INTERNATIONAL, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)


     New York                                          11-2564587)
-----------------------------              ------------------------------------
(State of Incorporation)                     (IRS Employee Identification No.


                 1000 First Street, Harrison, New Jersey 07029
------------------------------------------------------------------------------
                         (Address of Principal Offices)

                                 (201) 482-7200
                                ----------------
                                Telephone Number

                                      N/A
------------------------------------------------------------------------------
      (Former name, address and fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        YES X           NO
                           ----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Common Stock--10,615,207 shares--each share $0.01 par value.

LASER MASTER INTERNATIONAL, INC.
INDEX


PART I--FINANCIAL INFORMATION                                                                                  PAGE
----------------------------------------------------------------------------------------------------------  -----------
Item 1. Financial Statements

Condensed Consolidated Balance Sheets--May 31, 1997                                                                  3

Condensed Consolidated Statements of Operations for the Three Months Ended May 31, 1997 and May 31, 1996             5

Condensed Consolidated Statements of Operations for the Six Months Ended May 31, 1997 and May 31, 1996               6

Condensed Consolidated Statements for Cash Flows for the Six Months Ended May 31, 1997 and May 31, 1996              7

Notes to Condensed Consolidated Financial Statements                                                                 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.                      12

PART II. OTHER INFORMATION                                                                                          13


                         PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                    MAY 31,
                                                                                      1997
                                                                                  ------------
CURRENT ASSETS:
    Cash in Banks...............................................................  $     91,555
    Marketable Securities.......................................................       424,620
    Accounts Receivable--Net....................................................     2,195,219
    Merchandise Inventory.......................................................     2,023,307
    Prepaid Expenses............................................................        93,435
                                                                                  ------------
TOTAL CURRENT ASSETS............................................................  $  4,828,136
                                                                                  ------------
FIXED ASSETS:
    Factory Building & Improvements.............................................  $  4,945,501
    Land--Factory Site..........................................................       215,000
    Machinery & Equipment.......................................................     8,122,395
    Engraving Inventory.........................................................       878,456
    Installation Cost...........................................................       942,797
    Furniture & Fixtures........................................................       119,401
                                                                                  ------------
TOTAL...........................................................................  $ 15,223,550

Less: Accum. Depreciation.......................................................     5,361,548
                                                                                  ------------
TOTAL FIXED ASSETS..............................................................  $  9,862,002

OTHER ASSETS:
    Deferred Charges............................................................  $     88,691
    Short Term Investments......................................................       434,342
    Intangible Asset............................................................        43,459
                                                                                  ------------
TOTAL OTHER ASSETS..............................................................  $    566,492
                                                                                  ------------
TOTAL ASSETS....................................................................  $ 15,256,630
                                                                                  ------------
                                                                                  ------------

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  LIABILITIES

                                                                                    MAY 31,
                                                                                     1997
                                                                                 -------------
CURRENT LIABILITIES:
    Accounts Payable...........................................................  $     281,299
    Accrued Expenses & Taxes...................................................         11,643
    Current Portion of Long Term Debt..........................................        561,669
    Loan--Merrill Lynch........................................................      1,010,887
                                                                                 -------------
TOTAL CURRENT LIABILITIES......................................................  $   1,865,498
                                                                                 -------------
LONG TERM LIABILITIES:
    Non-Current Portion of Long Term Debt......................................  $   5,308,331
    Other Accrued Expenses.....................................................         43,459
    Deferred Taxes.............................................................         38,016
                                                                                 -------------
TOTAL LONG TERM LIABILITIES....................................................  $   5,389,806
                                                                                 -------------
TOTAL LIABILITIES..............................................................  $   7,255,304
                                                                                 -------------
STOCKHOLDERS' EQUITY:
    Capital Stock--Authorized 50,000,000 Shares at 1c Par Value Issued and
      Outstanding 10,615,207...................................................  $     114,715
      Shares at 5/31/97 Paid in Capital........................................      5,415,851
      Retained Earnings........................................................      2,470,760
                                                                                 -------------
TOTAL STOCKHOLDERS' EQUITY.....................................................  $   8,001,326
                                                                                 -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.......................................  $  15,256,630
                                                                                 -------------
                                                                                 -------------

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED

                                                                      MAY 31,       MAY 31,
                                                                        1997          1996
                                                                    ------------  ------------
REVENUES..........................................................  $  2,405,049  $  2,539,976
                                                                    ------------  ------------
Depreciation Expense..............................................  $    147,618  $    150,921
Cost of Sales.....................................................     1,631,159     1,431,998
                                                                    ------------  ------------
TOTAL COST OF SALES...............................................  $  1,778,777  $  1,582,919
                                                                    ------------  ------------
GROSS PROFIT......................................................  $    626,272  $    957,057
                                                                    ------------  ------------
OPERATING EXPENSES:
    Selling Expenses..............................................  $    507,602  $    777,399
    General & Administrative Expenses.............................       261,800       167,641
                                                                    ------------  ------------
TOTAL OPERATING EXPENSES..........................................  $    769,402  $    945,040
                                                                    ------------  ------------
NET EARNINGS--OPERATIONS..........................................  $   (143,130) $     12,017
    Interest Expense..............................................        93,131       138,595
    Interest & Dividend Income....................................       (19,288)      (35,167)
                                                                    ------------  ------------
NET EARNINGS BEFORE FIT...........................................  $   (216,973) $    (91,411)
    Less: FIT Provision--Current..................................       --            --
    Tax Effect of NOL Carryforward................................       --            --
                                                                    ------------  ------------
NET EARNINGS FOR THE PERIOD.......................................  $   (216,973) $    (91,411)
                                                                    ------------  ------------
                                                                    ------------  ------------
EARNINGS PER SHARE *..............................................  $       (.02) $       (.01)
                                                                    ------------  ------------
                                                                    ------------  ------------
DIVIDENDS PER SHARE...............................................           -0-           -0-
                                                                    ------------  ------------
                                                                    ------------  ------------

* Earnings per share are based on 10,615,207 shares outstanding at May 31, 1997 and on May 31, 1996 6,958,335.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE SIX MONTHS ENDED

                                                                      MAY 31,       MAY 31,
                                                                        1997          1996
                                                                    ------------  ------------
REVENUES..........................................................  $  4,899,843  $  4,694,211
                                                                    ------------  ------------
Depreciation Expense..............................................  $    295,236  $    267,349
Cost of Sales.....................................................     3,202,455     2,650,148
                                                                    ------------  ------------
TOTAL COST OF SALES...............................................  $  3,497,691  $  2,917,497
                                                                    ------------  ------------
GROSS PROFIT......................................................  $  1,402,152  $  1,776,714
                                                                    ------------  ------------
OPERATING EXPENSES:
    Selling Expenses..............................................  $    894,314  $  1,046,058
    General & Administrative Expenses.............................       526,418       606,189
                                                                    ------------  ------------
TOTAL OPERATING EXPENSES..........................................  $  1,420,732  $  1,652,247
                                                                    ------------  ------------
NET EARNINGS--OPERATIONS..........................................       (18,579) $    124,467
    Interest Expense..............................................       200,749       276,238
    Interest & Dividend Income....................................       (27,674)      (35,167)
                                                                    ------------  ------------
NET EARNINGS BEFORE FIT...........................................  $   (191,654) $   (116,604)
    Less: FIT Provision--Current..................................       --            --
    Tax Effect of NOL Carryforward................................       --            --
                                                                    ------------  ------------
NET EARNINGS FOR THE PERIOD.......................................  $   (191,654) $   (116,604)
                                                                    ------------  ------------
                                                                    ------------  ------------
EARNINGS PER SHARE *..............................................          (.02)         (.01)
                                                                    ------------  ------------
                                                                    ------------  ------------
DIVIDENDS PER SHARE...............................................           -0-           -0-
                                                                    ------------  ------------
                                                                    ------------  ------------

* Earnings per share are based on 10,615,207 shares outstanding at May 31, 1997 and on May 31, 1996 6,958,335.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED

                                                                      MAY 31        MAY 31
                                                                       1997          1996
                                                                    -----------  -------------
Net Cash Flow From Operating Activities:
    Net Income....................................................  $  (191,654) $    (116,604)
Items Reflected in Net Income Not Requiring Cash:
    Depreciation & Amortization...................................      295,236        267,349
                                                                    -----------  -------------
                                                                    $   103,582  $     150,745
Cash Flow Provided From Operations Accounts Receivable............  $   390,130  $     632,455
    Inventories...................................................       89,887     (1,240,283)
    Prepaid Expenses..............................................      (53,708)           122
    Accounts Payable..............................................     (290,494)      (583,613)
    Accrued Expenses..............................................      (37,663)       (53,051)
                                                                    -----------  -------------
Cash Flow Provided by Operations..................................  $   201,734  $  (1,093,625)

Cash Flow Provided from (used for) Investment Purposes:
    Additions to Fixed Assets.....................................  $   (47,544) $    (779,418)
    Increase in Other Assets......................................     (249,306)      (217,365)
    Marketable Securities.........................................      (19,397)       (18,765)
                                                                    -----------  -------------
Total Cash Flow Provided from.....................................  $  (316,247) $  (1,015,548)
Investment Purposes

Cash Flow Provided From (used for) Financing Purposes:
    Payment of Debt...............................................     (340,709)      (510,207)
    Capital Contributed...........................................      150,000      3,500,000
                                                                    -----------  -------------
Cash Flow Used for Financing......................................  $  (190,709) $   2,989,793
                                                                    -----------  -------------
Net Cash Flow.....................................................  $  (305,222) $     880,620
Cash and Cash Equivalents at Beginning of Period..................      396,777        808,746
                                                                    -----------  -------------
Cash and Cash Equivalents at End of Period........................  $    91,555  $   1,689,366
                                                                    -----------  -------------
                                                                    -----------  -------------

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

NOTE 1.  BASIS OF PREPARATION OF FINANCIAL STATEMENTS AND CONSOLIDATIING
         PRINCIPLES

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

      b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

         The income statement of Laser Master International Inc.
         reflects the result of its operations on a consolidated basis for the three months ended May 31, 1997 and May 31, 1996.

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

                                                                         05/31/97    05/31/96
                                                                        ----------  ----------
Depreciation charged to Cost of Sales.................................  $  295,236  $  267,349
                                                                        ----------  ----------
                                                                        ----------  ----------

         The annual depreciation rates used are as follows:


Building and Improvements                              3%
Machinery and Equipment                        10%--14.3%
Furniture and Fixtures                                10%


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

NOTE 10. REMUNERATION OF DIRECTORS AND OFFICERS

                                                                                                          ANNUAL
NAME                                                   CAPACITY IN WHICH REMUNERATION WAS RECEIVED        SALARY
--------------------------------------------------  --------------------------------------------------  ----------
Mendel Klein                                        President, Treasurer, Chairman of the Board         $  100,000
Leah Klein                                          Vice President, Secretary, Director                      -0-
Mirel Spitz                                         Vice President, Office Manager, Director                 -0-


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

NOTE 12. EARNINGS PER SHARE--10,615,207 SHARES COMMON STOCK - PAR VALUE $0.0l at 5/31/97 and 6,958,335 shares at 5/31/96.

                                                                                SIX MONTHS ENDED
                                                                            ------------------------
                                                                             05/31/97     05/31/96
                                                                            -----------  -----------
Net earnings per share -..................................................   $    (.02)   $    (.01)


NOTE 13. ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $130,495 or 4% of accounts receivable.

              MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                         MAY 31, 1997 AND MAY 31, 1996

                             RESULTS OF OPERATIONS
                             ---------------------

REVENUES

For the six months ended May 31, 1997 revenues increased 4% from the prior year. For the quarter ended May 31, 1997 revenues decreased 5% from the same period from the prior year. This decrease was primarily the result of decreased sales volume through orders from existing customers. Management has hired additional sales people to develop business in new markets such as home furnishing, packaging and plates which the company is capable of servicing. There has been positive feedback from potential customers in these markets but any actual orders most likely won't be shipped until the next fiscal year. Management attributes most of the loss for this quarter to the non performance of Passport Papers, one of the subsidiaries. Passport contributed an insignificant amount of sales but absorbed significant expenses in all areas, therefore management has decided to discontinue Passport by the end of the year. In addition management has taken steps to significantly cut overhead until sales reach a much higher level.

GROSS PROFIT

For the three months ended May 31, 1997 gross profit was 26% as compared to 31% for the same period in the previous year. The previous year there was a significant drop in raw material prices in the first quarter which accounted for the high gross profit margin. In addition gross profit was adversely affected by production problems with the 8 color press. The manufacturer is upgrading and modifying the press in January 1998 and has already shipped the new parts which are on the premises.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 19% for the three months ended May 31, 1997 over the same period for the previous year. This was as a result of the Company's attempt to control costs through significant reductions of general and administration costs.

INTEREST EXPENSE

Interest expense decreased for the first six months of 1997 as compared to the same period for the previous year. This was as a result of lower levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At May 31, 1997 the Company had working capital of $2,962,638. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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

                        LASER MASTER INTERNATIONAL, INC.
                        --------------------------------
                                  (Registrant)

    7/10/97                            /s/ Mendel Klein
  ------------                         ------------------------------------
      DATE                             MENDEL KLEIN, PRESIDENT

    7/10/97                            /s/ Leah Klein
  ------------                         ------------------------------------
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