Form 10QSB
period 1997-08-31
LASER MASTER INTERNATIONAL INC
filed 1997-10-17
CIK 700892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: AUG. 31, 1997      Commission File No.: 2-76262-NY
                       ------------                           ----------

                        LASER MASTER INTERNATIONAL, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)


     New York                                           11-2564587
-----------------------------              ------------------------------------
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

LASER MASTER INTERNATIONAL, INC.
INDEX


PART I--FINANCIAL INFORMATION                                                                                  PAGE
----------------------------------------------------------------------------------------------------------  -----------
Item 1. Financial Statements

Condensed Consolidated Balance Sheets--Aug 31, 1997                                                                  3

Condensed Consolidated Statements of Operations for the Three Months Ended Aug 31, 1997 and Aug 31, 1996             5

Condensed Consolidated Statements of Operations for the Nine Months Ended Aug 31, 1997 and Aug 31, 1996              6

Condensed Consolidated Statements for Cash Flows for the Nine Months Ended Aug 31, 1997 and Aug 31, 1996             7

Notes to Condensed Consolidated Financial Statements                                                                 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.                      12

PART II. OTHER INFORMATION                                                                                          13


                         PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                      AUG 31,
                                                                                      1997
                                                                                  ------------
CURRENT ASSETS:
    Cash in Banks...............................................................  $     49,646
    Marketable Securities.......................................................       432,544
    Accounts Receivable--Net....................................................     2,378,185
    Merchandise Inventory.......................................................     2,017,642
    Prepaid Expenses............................................................        91,736
                                                                                  ------------
TOTAL CURRENT ASSETS............................................................  $  4,969,753
                                                                                  ------------
FIXED ASSETS:
    Factory Building & Improvements.............................................  $  4,949,180
    Land--Factory Site..........................................................       215,000
    Machinery & Equipment.......................................................     8,122,395
    Engraving Inventory.........................................................     1,018,655
    Installation Cost...........................................................       942,797
    Furniture & Fixtures........................................................       128,074
                                                                                  ------------
TOTAL...........................................................................  $ 15,376,101

Less: Accum. Depreciation.......................................................     5,508,945
                                                                                  ------------
TOTAL FIXED ASSETS..............................................................  $  9,867,156

OTHER ASSETS:
    Deferred Charges............................................................  $     86,244
    Short Term Investments......................................................        45,042
    Intangible Asset............................................................        43,459
                                                                                  ------------
TOTAL OTHER ASSETS..............................................................  $    174,745
                                                                                  ------------
TOTAL ASSETS....................................................................  $ 15,011,654
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

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  LIABILITIES

                                                                                    AUG 31,
                                                                                     1997
                                                                                 -------------
CURRENT LIABILITIES:
    Accounts Payable...........................................................  $     366,762
    Accrued Expenses & Taxes...................................................         60,444
    Current Portion of Long Term Debt..........................................        566,667
    Loan--Merrill Lynch........................................................      1,284,035
                                                                                 -------------
TOTAL CURRENT LIABILITIES......................................................  $   2,277,908
                                                                                 -------------
LONG TERM LIABILITIES:
    Non-Current Portion of Long Term Debt......................................  $   4,776,666
    Other Accrued Expenses.....................................................         43,459
    Deferred Taxes.............................................................         38,016
                                                                                 -------------
TOTAL LONG TERM LIABILITIES....................................................  $   4,858,141
                                                                                 -------------
TOTAL LIABILITIES..............................................................  $   7,136,049
                                                                                 -------------
STOCKHOLDERS' EQUITY:
    Capital Stock--Authorized 50,000,000 Shares at 1c Par Value Issued and
      Outstanding 10,615,207...................................................  $     106,152
      Shares at 8/31/97 Paid in Capital........................................      5,424,414
      Retained Earnings........................................................      2,345,039
                                                                                 -------------
TOTAL STOCKHOLDERS' EQUITY.....................................................  $   7,875,605
                                                                                 -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.......................................  $  15,011,654
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

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED

                                                                      AUG 31,       AUG 31,
                                                                        1997          1996
                                                                    ------------  ------------
REVENUES..........................................................  $  3,482,725  $  3,405,430
                                                                    ------------  ------------
Depreciation Expense..............................................  $    147,397  $    117,552
Cost of Sales.....................................................     2,670,251     2,434,805
                                                                    ------------  ------------
TOTAL COST OF SALES...............................................  $  2,817,648  $  2,552,357
                                                                    ------------  ------------
GROSS PROFIT......................................................  $    665,077  $    853,073
                                                                    ------------  ------------
OPERATING EXPENSES:
    Selling Expenses..............................................  $    486,588  $    296,207
    General & Administrative Expenses.............................       170,841       109,708
                                                                    ------------  ------------
TOTAL OPERATING EXPENSES..........................................  $    657,429  $    405,915
                                                                    ------------  ------------
OPERATING PROFIT..................................................  $      7,648  $    447,158
    Interest & Finance Charges....................................       134,277       133,471
    Capital Gain..................................................                     --
    Interest & Dividend Income....................................          (908)      (27,127)
                                                                    ------------  ------------
NET EARNINGS BEFORE FIT...........................................  $   (125,721) $    340,814
    Less: FIT Provision--Current..................................       --            115,877
    Tax Effect of NOL Carryforward................................       --           (115,877)
                                                                    ------------  ------------
NET EARNINGS FOR THE PERIOD.......................................  $   (125,721) $    340,814
                                                                    ------------  ------------
                                                                    ------------  ------------
EARNINGS PER SHARE *..............................................  $        .01 $         .03
                                                                    ------------  ------------
                                                                    ------------  ------------
DIVIDENDS PER SHARE...............................................           -0-           -0-
                                                                    ------------  ------------
                                                                    ------------  ------------

* Earnings per share are based on 10,615,207 weighted shares outstanding at Aug 31, 1997 and 10,374,600 shares outstanding at Aug 31, 1996.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE NINE MONTHS ENDED

                                                                      AUG 31,       AUG 31,
                                                                        1997          1996
                                                                    ------------  ------------
REVENUES..........................................................  $  8,382,568  $  8,099,641
                                                                    ------------  ------------
Depreciation Expense..............................................  $    442,633  $    384,901
Cost of Sales.....................................................     5,872,706     5,084,953
                                                                    ------------  ------------
TOTAL COST OF SALES...............................................  $  6,315,339  $  5,469,854
                                                                    ------------  ------------
GROSS PROFIT......................................................  $  2,067,229  $  2,629,787
                                                                    ------------  ------------
OPERATING EXPENSES:
    Selling Expenses..............................................  $  1,380,902  $  1,342,265
    General & Administrative Expenses.............................       697,258       715,897
                                                                    ------------  ------------
TOTAL OPERATING EXPENSES..........................................  $  2,078,160  $  2,058,162
                                                                    ------------  ------------
OPERATING PROFIT..................................................       (10,931) $    571,625
    Interest & Finance Charges....................................       335,026       409,709
    Capital Gain..................................................                     --
    Interest & Dividend Income....................................       (28,582)      (62,294)
                                                                    ------------  ------------
NET EARNINGS BEFORE FIT...........................................  $   (317,375) $    224,210
    Less: FIT Provision--Current..................................       --             76,231
    Tax Effect of NOL Carryforward................................       --            (76,231)
                                                                    ------------  ------------
NET EARNINGS FOR THE PERIOD.......................................  $   (317,375) $    224,210
                                                                    ------------  ------------
                                                                    ------------  ------------
EARNINGS PER SHARE *..............................................          (.03)          .02
                                                                    ------------  ------------
                                                                    ------------  ------------
DIVIDENDS PER SHARE...............................................           -0-           -0-
                                                                    ------------  ------------
                                                                    ------------  ------------

* Earnings per share are based on 10,615,207 weighted shares outstanding at Aug 31, 1997 and on Aug 31, 1996 10,374,600.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED

                                                                      AUG 31        AUG 31
                                                                       1997          1996
                                                                    -----------  -------------
Net Cash Flow From Operating Activities:
    Net Income....................................................  $  (317,375) $     224,210
Items Reflected in Net Income Not Requiring Cash:
    Depreciation & Amortization...................................      442,633        384,901
                                                                    -----------  -------------
                                                                    $   125,258  $     609,111
Cash Flow Provided From Operations Accounts Receivable............  $   207,164  $    (268,877)
    Inventories...................................................       95,552     (1,271,970)
    Prepaid Expenses..............................................      (52,009)        56,136
    Sundry Receivable.............................................      --             (45,790)
    Accounts Payable..............................................     (204,991)      (635,038)
    Accrued Expenses..............................................       11,098         (7,253)
                                                                    -----------  -------------
Cash Flow Provided by Operations..................................  $   182,072  $  (1,563,681)

Cash Flow Provided from (used for) Investment Purposes:
    Additions to Fixed Assets.....................................  $  (200,095) $    (832,171)
    Increase in Other Assets......................................      142,441        115,531
    Marketable Securities.........................................      (27,321)       (24,768)
                                                                    -----------  -------------
Total Cash Flow Provided from.....................................  $   (84,975) $    (741,408)
Investment Purposes

Cash Flow Provided From (used for) Financing Purposes:
    Increase in Long Term Debt....................................     (594,228)    (1,131,320)
    Capital Contributed...........................................      150,000      3,328,999
                                                                    -----------  -------------
Cash Flow Used for Financing......................................  $  (444,228) $   2,197,679
                                                                    -----------  -------------
Net Cash Flow.....................................................  $  (347,131) $    (107,410)
Cash and Cash Equivalents at Beginning of Period..................      396,777        808,746
                                                                    -----------  -------------
Cash and Cash Equivalents at End of Period........................  $    49,646  $     701,336
                                                                    -----------  -------------
                                                                    -----------  -------------

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

      b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

         The income statement of Laser Master International Inc.
         reflects the result of its operations on a consolidated basis for the nine months ended Aug 31, 1997 and Aug 31, 1996.

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

                                                                         08/31/97    08/31/96
                                                                        ----------  ----------
Depreciation charged to Cost of Sales.................................  $  442,633  $  384,901
                                                                        ----------  ----------
                                                                        ----------  ----------

         The annual depreciation rates used are as follows:



Building and Improvements                              3%
Machinery and Equipment                        10%--14.3%
Furniture and Fixtures                                10%


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

NOTE 12. EARNINGS PER SHARE--10,615,207 SHARES COMMON STOCK - PAR VALUE $0.0l at 8/31/97 and 10,374,600 shares at 8/31/96.

                                                                               NINE MONTHS ENDED
                                                                            ------------------------
                                                                             08/31/97     08/31/96
                                                                            -----------  -----------
Net earnings per share -..................................................   $    (.03)   $    (.02)


NOTE 13. ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $130,495 or 4% of accounts receivable.

              MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                         AUG 31, 1997 AND AUG 31, 1996

                             RESULTS OF OPERATIONS
                             ---------------------

REVENUES

For the nine months ended Aug 31, 1997 revenues increased 4% from the prior year. For the quarter ended Aug 31, 1997 revenues decreased 3% from the same period from the prior year. This decrease was primarily the result of decreased sales volume through orders from existing customers. Management has hired additional sales people to develop business in new markets such as home furnishing, packaging and plates which the company is capable of servicing. There has been positive feedback from potential customers in these markets but any actual orders most likely won't be shipped until the next fiscal year. Management attributes most of the loss for this quarter to the non performance of Passport Papers, one of the subsidiaries. Passport contributed an insignificant amount of sales but absorbed significant expenses in all areas, therefore management has decided to discontinue Passport by the end of the year. In addition management has taken steps to significantly cut overhead until sales reach a much higher level.

GROSS PROFIT

For the three months ended Aug 31, 1997 gross profit was 19% as compared to 25% for the same period in the previous year. The previous year there was a significant drop in raw material prices in the first quarter which accounted for the high gross profit margin. In addition gross profit was adversely affected by production problems with the 8 color press. The manufacturer is upgrading and modifying the press in January 1998 and has already shipped the new parts which are on the premises.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased for the three months ended Aug 31, 1997 over the same period for the previous year. This was as a result of the Company's investment in marketing and research and development costs which will benefit next year. Management has made substantial reductions in overhead. However there were significant termination expenses in June and July which impacted the quarter but the month of August was profitable and began to reflect the reduction in expenses.

INTEREST EXPENSE

Interest expense decreased for the first nine months of 1997 as compared to the same period for the previous year. This was as a result of lower levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At Aug 31, 1997 the Company had working capital of $2,691,845. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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

                                       LASER MASTER INTERNATIONAL, INC.
                                       --------------------------------
                                                 (Registrant)

    10/13/97                           /s/ Mendel Klein
  ------------                         ------------------------------------
      DATE                             MENDEL KLEIN, PRESIDENT

    10/13/97                           /s/ Leah Klein
  ------------                         ------------------------------------
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