Form 10-K
period 1997-11-30
LASER MASTER INTERNATIONAL INC
filed 1998-03-16
CIK 700892

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ANNUAL REPORT
      Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission file number
-------------------------                         ----------------------
    November 30, 1997                                  2-76262-NY
                         Laser Master International,Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                11-2564587
              --------                                ----------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification Number)

     1000 First Street, Harrison, N.J.                    07029
     ---------------------------------                    -----
  (Address of principal executive Offices)              (Zip Code)

                                 (201) 482-7200
                                 --------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
        Title of each class                 which registered

    Common  Stock Par Value $.01 Per Share      Nasdaq  Bulletin  Board
    --------------------------------------      -----------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)


                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


     Common Stock - Par Value $.01               10,615,380
     -----------------------------               ----------
              Class                          Outstanding Shares

   Aggregate Market Value of Non-Affiliate Stock at January 31, 1998 -
   ---------------------------------------------------------------------
   approximately $3,485,190.
   -------------------------

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

INDUSTRY SEGMENT INFORMATION

During the last two fiscal years ending November 30, 1997 and 1996, the following is a listing of the percentage of revenue which contributed toward the total revenue of the Company.

                            1997     l996
                            ----     ----
Heat Transfer                55%      57%
Gift Wrap                    42%      40%
Roll Covering                 3%       3%
                            ----     ----
Total %                     100%     100%

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

EMPLOYEES

The Company currently has employed seventy-eight people, of which five are in Management and seventy are Members of Local 1718 of the United Production Workers. The Company generally enjoys favorable relations with its union employees, and has not in its history had any strike or any work stoppage.

OTHER INFORMATION

The Company is not dependent on a single customer or a limited number of customers. No material portion of the Company's business is subject to government contracts. Compliance with federal, state or local environmental protection laws has no material affect on the capital expenditures, earnings or competitive position of the Company.

         Backlog of orders:

                          Dollar amount of backlog and percentage expected to be filled during the fiscal year.

As of:

November 30, 1997             $2,500,000              100%
November 30, 1996              2,000,000              100%

    The backlog of orders, as stated, is not affected by the seasonal cycle of the industry throughout the year. The Company filled all of its backlog orders during its last fiscal year ended November 30, 1997 and anticipated being able to fill all it current backlog orders during its fiscal year ending November 30, 1998.

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

ITEM 2. PROPERTIES

The Company owns all the issued and outstanding common stock of Harrison Realty Corp., which is the owner of the real property, plant and office facility of the Company. The building owned by Harrison Realty Corp. is a single story industrial building located at 1000 First Street, Harrison, New Jersey. The building was constructed in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires, required by the Company's Flexo Craft facilities for use in its printing process. The building area is approximately 240,000 square feet, which is 51% utilized by the Company. The building has an existing mortgage in the sum of $1,895,000 as well as a second mortgage for $606,667. This building is approximately five times larger than the company's previous facility in Brooklyn. In addition since everything is on a single floor the company will be able to operate much more efficiently in the future.

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

    (2) The quarterly high and low prices of the Company's common stock as traded were as follows:

                             1997                1996
                         High   Low            High   Low
                         -----  -----         ------  ----
First Quarter            1-1/2    7/8         2        3/4
Second Quarter             3/4    1/2         3-1/8  1-1/8
Third Quarter              1/2    3/8         2-1/4  1-1/8
Fourth Quarter           11/16   5/16         1-1/2  21/32


    (3) The approximate number of shareholders of record on November 30, 1997 was 585.

    (4) No cash dividends have ever been declared nor are any expected in the near future.

    (5) Mr. Mendel Klein is the owner of 3,625,000 shares. Pursuant to Rule 144 of the 1933 SEC ACT, he is permitted to sell 7,725 shares in every six month period. The offering of these shares could have an adverse effect on the market price of the stock.

ITEM 6.     SELECTED FINANCIAL DATA  -  fiscal year ended

                11/30/97    11/30/96    11/30/95     11/30/94    11/30/93
             -----------  ----------   ----------  ----------   ----------
Revenues     $12,007,663  $11,499,811  $8,800,394   $8,270,936  $9,347,934
Net Income   $ (573,484)  $   362,119  $(178,957)   $  276,471  $  771,837

Earnings Per
Share              (.06)          .04       (.03)         .05         .13
Cash Dividend declared
per common share     -0-         -0-        -0-        -0-      -0-

At Year End:

Totl Assets $15,224,075 $15,967,150 $13,861,245 $14,842,777 $8,251,805

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRINTING SEGMENT

Net sales for the year ended November 30, 1997 totaled $11,660,251 as compared to $11,118,846 for the year ended November 30, 1996, for an increase of 5%. Management attributes the increase in sales to the fact that the company began to enter new markets for its printed paper products such as home furnishings. As the 8 color press begins to contribute in 1998 management is expecting to be able to enter additional markets. The 8 color press was finally completely and successfully upgraded and repaired by the manufacturer in January 98. The 8 color press which was delivered and assembled in 1995 had no impact on sales this year but is beginning to make an impact in 1998 and will significantly increase sales in the future. The new 8 color press was expected to contribute towards sales and profits in 1997 but still needed further modifications and upgrading which has now been finished. The Company expects to operate more efficiently in 1998 and management anticipates a solid increase in sales.

Gross profit percentage for 1997 was 22% compared to 31% for the year before. This was a result of disruptions in the printing process due to the repeated problems from the 8 color press. Selling expenses were 7% of sales compared to 14% in the previous year. The Company EC significantly reduced selling expenses to control costs as it became apparent that there would be production limitations due to the problems with the 8 color press.

REAL ESTATE SEGMENT

Rental income for the years 1997 compared to 1996 decreased 8%. During 1997 the operating (loss) from the real estate division was ($ 28,199) compared to ($ 74,489) in 1996. The Company had substantial start up expenses in the new factory building in Harrison, New Jersey in 1996. The Company has two unaffiliated tenants with monthly rental income of $28,855. This segment expects to be profitable in the future now that the start up expenses and renovation period is over.

CORPORATE EXPENSES

General and administrative expenses for fiscal 1997 were 16% of sales as compared to 10% of sales for the preceding year. The increase was due to the fact the company upgraded its computer system which resulted in training costs and computer software costs and non-recurring expenses of professional fees and consultants. A Interest and finance charges paid by the Company during fiscal 1997 decreased slightly from the previous year due to the fact that the company's average debt level decreased from the previous year. The Company does not expect any significant additional borrowings for the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company ended its fiscal year with a current ration of 1.87 compared to 2.34 in the previous year end. Working capital and cash aggregated approximately 2,434,079 and 412,353 respectively at November 30, 1997 as compared to 3,179,239 and 396,777 respectively at November 30, 1996. The Company believes its financial position at November 30, 1997 will enable it to take advantage of any new opportunities that may arise.

In fiscal 1997 cash flow provided from operations was $ 818,809 compared to $(1,237,428) in 1996. The decrease in inventory levels is primarily attributable to decreased inventory levels necessary to support shorter lead times in obtaining raw materials. Accounts receivable decreased by $347,845 which was because of the fact that the company is collecting faster and is stricter on giving credit terms. Accounts payable increase of $125,475 was because of the company's ability to obtain better credit terms because of its improved payment history. Net cash used by investing activities during 1997 was $176,964 which was primarily because of fixed assets acquisitions. Management does not anticipate any significant capital expenditures in 1998. Net cash used by financing activities during 1997 was $626,269. This was primarily because the company reduced debt levels.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        LASER MASTER INTERNATIONAL, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                               Pages
                                                               ------
Report of Independent Auditors -----------------------------    10

Consolidated Balance Sheets - November 30, 1997 ------------    11-12

Consolidated Statements of Operations for the Fiscal Years
 ended 1997 & 1996 -----------------------------------------    13

Consolidated Statements of Stockholders Equity for the
 Fiscal Years ended 1997 & 1996 ----------------------------    14

Consolidated Statements of Cash Flows for the Fiscal Years
 ended 1997 & 1996 -----------------------------------------    15

Notes to Consolidated Financial Statements -----------------    16-25












All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required to because the required information is included in the financial statements or notes thereto.

                        LASER MASTER INTERNATIONAL, INC.

                                  ANNUAL REPORT

                                FISCAL YEAR ENDED

                                NOVEMBER 30, 1997

                              GOLDSTEIN AND MORRIS
                       CERTIFIED PUBLIC ACCOUNTANTS, P.C.
                              36 WEST 44TH STREET
                            NEW YORK, NEW YORK 10036


EDWARD B. MORRIS                                       TELEPHONE (212) 789-9800
ALAN J. GOLDBERG                                       FACSIMILE (212) 789-8090
---------------
ALBERT M. GOLDSTEIN


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


The Board of Directors and Stockholders
Laser Master International, Inc.
and wholly owned subsidiaries

We have audited the accompanying consolidated balance sheet of Laser Master International, Inc. and subsidiaries as of November 30, 1997 and the related consolidated statements of operations, stockholders equity and cash flows for the two years ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Master International, Inc. and subsidiaries as of November 30, 1997 and the consolidated results of its operations and its cash flows for the two years ended November 30, 1997 in conformity with generally accepted accounting principles.







New York, New York
February 26, 1998                       /s/ Goldstein and Morris

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AS OF



                                              NOVEMBER 30
                                                 1997
                                                 ----
ASSETS

CURRENT ASSETS:
Cash in Bank                                  $   412,353
Short Term Investments-
Note 23                                           462,625
Accounts Receivable-Net
 Notes 4                                        2,237,504
Merch. Invent.-Note 2 and 5                     1,947,440
Prepaid Expenses                                   64,722
Loans Receivable                                  127,347
                                              -----------
TOTAL CURRENT ASSETS                            5,251,991
                                              -----------
FIXED ASSETS:- Note 2
Factory Building and
 Improvements - Note 6                          4,976,808
Land - Factory Site                               215,000
Mach'y & Equip. - Note 7                        8,124,395
Engraving Invent. - Note 9                        878,456
Installation Cost                                 942,797
Furniture & Fixtures                              131,956
                                              -----------
Total                                          15,269,412
Less: Accumulated Depreciation -
      Note 8                                    5,558,589
                                              -----------
TOTAL FIXED ASSETS                              9,710,823
                                              -----------
OTHER ASSETS:
Deferred Charges - Note 3                          80,177
Restricted Cash - Note 25                         181,084
                                              -----------
TOTAL OTHER ASSETS                                261,261
                                              -----------
TOTAL ASSETS                                  $15,224,075
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

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AS OF



                                              NOVEMBER 30
                                                  1997
                                                  ----
LIABILITIES

CURRENT LIABILITIES:
Accounts Payable                              $   941,222
Accrued Expenses and Taxes
  Payable                                         208,029
Loan Payable - Note 18                          1,113,660
Current Portion of Long Term
  Debt - Note 17                                  555,001
                                              -----------
TOTAL CURRENT LIABILITIES                       2,817,912
                                              -----------
LONG TERM LIABILITIES:
Long Term Debt, Net of Current
 Portion - Note 17                              4,776,666
                                              -----------
TOTAL LONG TERM LIABILITIES                     4,776,666
                                              -----------
TOTAL LIABILITIES                               7,594,578
                                              -----------
COMMITTMENTS & CONTINGENCIES - Notes 9&10

STOCKHOLDERS' EQUITY:
Capital Stock-Authorized
 50,000,000 shares - $.01 par value
 Issued & Outstanding - 10,615,380
 shares                                           106,154
Additional Capital Paid
in Excess of Par                                5,424,412
Unrealized Gain on Securities                      10,000
Retained Earnings                               2,088,931
                                              -----------
TOTAL STOCKHOLDERS' EQUITY                      7,629,497
                                              -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $15,224,075
                                              ===========














The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDING


                                NOVEMBER 30       NOVEMBER 30
                                   1997              1996
                                   ----              ----

REVENUES
Product Revenues                $11,660,251       $11,118,846
Rental Income                       347,412           380,966
                                -----------       -----------
TOTAL REVENUES                   12,007,663        11,499,812

COST OF SALES
Cost of Product Revenues          9,017,036         7,646,450
Cost of Rental Income               315,458           276,050
                                -----------       -----------
TOTAL COST OF SALES               9,332,494         7,922,500
                                -----------       -----------
GROSS PROFIT                      2,675,169         3,577,312

OPERATING EXPENSES
Selling Expenses                    946,437         1,662,596
Gen'l & Adm Expenses              1,990,722         1,164,100
Non-recurring exp-moving              -                33,554
                                -----------       -----------
TOTAL OPERATING EXPENSES          2,937,159         2,860,250
                                -----------       -----------
OPERATING INCOME                   (261,990)          717,062
                                -----------       -----------
Interest Expense                    421,337           455,050
Investment and Other Income         (71,827)         (138,123)
                                -----------       -----------
Income Before Inc. Tax Exp.        (611,500)          400,135
Provision for Income Taxes          (38,016)           38,016
                                -----------       -----------
NET INCOME (LOSS)                  (573,484)          362,119
                                ===========       ===========

Earnings (Loss) Per Share       $      (.06)      $       .04
                                ===========       ===========
Weighted Average Number of
 Common Shares Outstanding       10,494,990         8,166,468
                                ===========       ===========


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                            CONSOLIDATED STATEMENTS'
                             OF STOCKHOLDER'S EQUITY
                                 THE YEAR ENDED
                            NOVEMBER 30, 1997 & 1996




                    Common   Additional
          Common     Stock    Paid-In    Retained  Unrealized
          Shares     Amount   Capital    Earnings  Gain        Total
          ------     ------   -------    --------  ----        -----



Balance
12/1/95   5,958,335  59,583  $2,141,984   2,300,296         $4,501,863
----------------------------------------------------------------------
*         4,416,265  44,163  $3,134,836                     $3,178,999
Year ended
11/30/96                                   362,119            362,119
----------------------------------------------------------------------
Bal.
11/96   10,374,600 $103,746  $5,276,820  $2,662,415         $8,042,981
----------------------------------------------------------------------
Year ended
11/30/97  *240,780   *2,408    *147,592    (573,484) 10,000   (413,484)
----------------------------------------------------------------------
Bal.
11/97   10,615,380 $106,154  $5,424,412  $2,088,931 $10,000 $7,629,497










* Issuance of common stock at $1 per share in private placement net of costs.









The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS' OF CASH FLOWS
                               FOR THE YEARS ENDED



                                     NOVEMBER 30     NOVEMBER 30
                                        1997            1996
                                        ----            ----
Cash flows from
operating activities:
 Net Income                          $ (573,484)     $   362,119

Adjustments to reconcile net
income (loss) to net cash
provided by operating activities
 Depreciation Expense                   492,277          470,574
 Amortization Expense                    10,607           10,508

Increase (Decrease) in cash flows
from operations resulting from
changes in:
 Accounts Receivable                    347,845         (281,088)
 Inventories                            165,754       (1,407,229)
 Prepaid Expenses                       (24,995)          50,381
 Sundry Receivable                     (127,347)            -
 Accounts Payable                       125,475         (426,152)
 Accrued Expenses                       402,677          (16,641)
                                     -----------     -----------
Net cash provided by
Operations                              818,809       (1,237,428)
                                     -----------     -----------
Cash flows from investing activities:
 Net (Purchase) of short
  term investments                      (57,402)         (49,839)
 Fixed Assets                           (93,406)      (1,299,303)
 Other Assets                             1,860          (22,024)
 Deferred Taxes                         (38,016)          38,016
 Unrealized Gain                         10,000             -
                                    ------------      -----------
Net Cash used in Investing             (176,964)      (1,333,150)
                                     -----------     -----------
Cash flow provided from (used
for) financing activities:
 Proceeds from Capital                  150,000        3,178,999
 Proceeds from Debt                       1,234          150,000
 Repayments of Debt                    (777,503)      (1,170,390)
                                     -----------     -----------
Net cash provided by
financing activities                   (626,269)       2,158,609
                                     -----------     -----------
Net increase (decrease) in
cash                                     15,576         (411,969)

Cash at beginning of year               396,777          808,746
                                     -----------     -----------
Cash at end of year                  $  412,353      $   396,777
                                     ===========     ===========


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

        c. HARRISON REALTY CORP.

           This company owns and operates a 240,000 sq. ft. factory building in Harrison, New Jersey. There are two unaffiliated tenants currently occupying 49% of the space. One tenant occupies 62,600 sq. ft. and pays $14,338 per month plus utilities and water with the lease expiring June 30, 1999. The other tenant occupies 53,600 sq. ft. and pays $14,517 per month plus utilities and water with the lease expiring January 1, 2000. Each of these two tenants are responsible for their percentage of real estate tax increases for the terms of their leases.

           The cost of the land, buildings and improvements is $4,773,388 and the accumulated depreciation is $455,031 at November 30, 1997. There is no contingent rental income for any of the periods in which an income statement is presented.

           The minimum rental income expected from noncancellable leases:

           At November 30,
           -----------------------------------------------------------
           1998                                             $  346,260
           1999                                                274,570
           Subsequent years                                     14,517
           -----------------------------------------------------------
           Minimum Rental Payments                          $  635,347

 NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

       (a) The consolidated financial statements include the accounts of Laser Master International Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

        (b) Revenue Recognition:
            Sales are recorded when title passes (either at shipment or customer acceptance). Rental Income is earned based on tenant occupancy per leases on the accrual basis.

        (c) Inventory valuation:
            Inventories are stated at the lower of cost (first-in, first-out) or market.

        (d) Depreciation of fixed assets is calculated on the straight line method based on estimated useful lives of 31-1/2 years for buildings and improvements and 10 to 30 years for machinery, equipment and furniture. Maintenance and repairs are charged to expenses as incurred.

        (e) Income Taxes:
            Income taxes are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are recognized on temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled.

            Deferred income taxes and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the income. Valuation allowances are established, if necessary to reduce the deferred tax asset that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the next change in the deferred tax assets or liabilities.

        (f) Use of Estimates:
            Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, The disclosure of contingent assets and liabilities, and the reported revenues and expenses.

        (g) Concentrations of Credit Risk for Cash
            The company's cash balances, including restricted cash, which are maintained in various banks are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times, may exceed these limits.

        (h) Fair Value of Financial  Instruments
            The carrying value amounts of cash, prepaid expenses, accrued expenses and loans payable approximate fair value because of the short maturity of these items. It is not practical to estimate the fair value of long term debt because quoted market prices do not exist and estimates could not be made through other means.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 3. DEFERRED CHARGES
        The above account consists principally of costs that were incurred upon the financing of the Company's factory building in Harrison, New Jersey and the new eight color printing press. The financing was done through a tax exempt bond issue through the New Jersey Economic Development Authority. These costs include EDA fees, legal fees, other professional fees and other closing costs. The costs are being amortized over the length of the loans based on using a straight line method of amortization.

NOTE 4. ACCOUNTS RECEIVABLE - NET
        The allowance for doubtful accounts is $254,500 for the year ended November 30, 1997.

NOTE 5. INVENTORIES
        Inventories are summarized as follows:

                                                1997
                                             ----------
        Raw material & components            $  606,762
        Work-in-process                         203,340
        Finished goods                        1,137,338
                                             ----------
                                             $1,947,440
                                             ==========

NOTE 6. FACTORY BUILDING AND IMPROVEMENTS
        One of the wholly owned subsidiaries of the company, Harrison Realty Corp. owns the factory building in Harrison, New Jersey. The factory building is 240,000 sq. ft. of which 49% is rented to unaffiliated tenants. The building has a lst mortgage on it from Fleet Bank and the New Jersey EDA as well as a 2nd mortgage from Fleet Bank.

NOTE 7. MACHINERY AND EQUIPMENT
        The machinery and equipment is owned by the wholly owned subsidiary Flexo-Craft Prints Inc. It consists of various pieces of heavy equipment, the acquisition of which has been financed on an individual basis at the time of purchases and installation. For details of these encumbrances, reference is made to the consolidated schedule of total debt.

NOTE 8. INCOME TAXES
        The components of the deferred tax asset (liability) are summarized as follows:

                                                       1997
                                                    ----------
        Tax credit carryforwards ----------------  $   83,787
        Net operating loss carryforwards---------     174,018
        Allowance for doubtful accounts----------      86,530
                                                    ----------
        Gross deferred tax assets----------------     344,335
                                                    ----------
        Deferred Tax Liabilities:
        Accelerated depreciation ----------------     183,621
                                                    ----------
        Total net deferred tax assets -----------     160,714
        Less: Valuation Allowance                    (160,714)
                                                    ----------
        Net deferred tax assets -----------------   $    -
                                                    ==========

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

CARRYFORWARD OF NET OPERATING LOSSES
The company has  available as benefits to reduce  future  Federal  income taxes,
subject  to  applicable   limitations,   the   following   net  operating   loss
carry-forwards and tax credits:

                             Tax Net
            Year          Operating Loss       Investment
           Expires         Carryforward        Tax Credit
           -------        --------------     ---------------
            1998          $      -            $     -
            1999                 -                83,787
            2000                 -                  -
            2001                 -                  -
            2011               21,459               -
            2013              511,818               -
            --------       --------------     ---------------
            Total          $  533,277          $  83,787
                           ==============     ===============


RECONCILIATION BETWEEN STATUTORY TAX RATE AND EFFECTIVE TAX RATE

                                       Fiscal Year Ended
                                      11/30/97    11/30/96
                                      --------    --------
  Prov. computed at statutory rate    $   -      $ 136,046

  Tax effect of loss carryforward         -       (136,046)

  Deferred Income Tax                   (38,016)    38,016
                                      ---------  ----------
  Provision for Income Taxes          $ (38,016) $  38,016
                                      =========  =========


NOTE 9. EMPLOYMENT CONTRACTS
        The Company has entered into a five year employment agreement with the company's Chairman of the Board, President and Treasurer commencing May 1996. Under the agreement, Mr. Klein's annual salary will be $125,000. In addition he has the right to purchase 240,000 shares of common stock each year at $1 per share for a five year period.

        The Company has also entered into employment contracts for the services of three key employees for a period of five years from May 1996, each for an annual salary of $50,000.

        Each of the three key employees received options to purchase 115,000 shares each year for five years at $1.00 per share. The total number of options for each employee is 575,000.

NOTE 10. CONTINGENT LIABILITIES
         The Company is contingently liable to Fleet Bank for letters of credit in the amount of $4,825,972 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a lst lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft. Per the loan agreement the company is prohibited from paying cash dividends. The loan agreement to Fleet Bank contains various covenants. The Company was not in compliance with one of these covenants, however a waiver from the bank was received.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 11. EARNINGS (LOSS) PER SHARE
         Earnings (loss) per common and common equivalent share have been computed using the weighted average share of common stock and common stock equivalents outstanding provided that the effect is not anti-dilutive.

NOTE 12. PENSION PLAN

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

         Assumptions:

         The present value of benefits used to determine the net periodic pension cost, the projected benefit obligation and the accumulated benefit obligation are based on the following actuarial information:

         1. Mortality                     1983-A
         2. Discount Rate:                7.50% Compounded Annually
         3. Withdrawal                    Not used
         4. Salary Projection:            3% per year
         5. Return on Plan Assets:        7.50% Compounded Annually
         6. Increase in 415 Limit:        3.0%

         Asset Valuation Method: Fair Market Value
         Net Periodic Pension Cost for Fiscal Year Ended:

                                     11/30/97       11/30/96
                                    ----------     ----------
         1. Service Cost            $  13,983     $  11,458
         2. Interest Cost              15,037        12,769
         3. Return on assets           29,788        14,454
         4. Net Amort. & deferral      22,046        10,277
                                    ---------     ----------
            Net Pension Cost        $  21,278     $  20,050
                                    =========     ==========

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         Reconciliation of Funding Status:
                                                11/30/97    11/30/96
                                                ---------  ---------

         1. Projected Benefit Obligation        $(229,916) $(194,484)
         2. Assets at Fair Value                  215,000    155,210
         3. Funding Status                        (14,516)   (39,274)
         4. Unrecognized Net Transition
            Obligation                             71,618     76,226
         5. Unrecognized Prior Service Cost          -          -
         6. Unrecognized Net (Gain)/Loss as
            of November 30                         32,217    (20,791)
         7. Prepaid/(Accrued) Pension Expense      24,885     16,161

         Additional Liability as of November 30,
                                                11/30/97    11/30/96
                                                ---------  ---------
         1. Projected Accumulated Benefit
            Obligation                          $ 212,204  $ 182,508
         2. Fair Value of Assets                  215,000    155,210
         3. Projected Funded Status                (2,796)    27,298
         4. Prepaid/(Accrued) Pension Exp.         24,885     16,161
         5. Additional Liability                     -        43,459

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

NOTE 13. LONG TERM DEBT
                                                     11/30/97
                                                   -----------

Mortgage Payable - Fleet Bank - Requires monthly
principal payments of $3,889 plus interest at
9% per annun. maturing 11/30/02 - Collateralized
by 2nd mortgage on factory bldg.                       606,667

NJ EDA Tax Exempt Bond - 72% of Libor Rate-
Effect. rate 5.5% -Monthly principal payments
begin 8/1/96 thru 7/31/04 at $33,750 per month-
Collateralized by the 8 color printing press         2,830,000

NJ EDA Tax Exempt Bond - 72% of Libor Rate-
Monthly principal payments begin 8/1/95
thru 7/31/14 approx. $9,000 per month
Effective rate 5.5% - Collateralized by
factory building Harrison, New Jersey                1,895,000
                                                   -----------
Total                                                5,331,667
Less current portion                                   555,001
                                                   -----------
Total                                              $ 4,776,666
                                                   ===========

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

               DEBT MATURITIES IN THE FIVE YEAR PERIOD FOLLOWING

                               NOVEMBER 30, 1997

                            11/30/98     $ 1,663,660
                            11/30/99         561,668
                            11/30/00         561,668
                            11/30/01         561,668
                            11/30/02         561,668
                            Thereafter   $ 2,559,995

NOTE 14. LOAN PAYABLE

         The Company has a line of credit with Merrill Lynch in the amount of $2,500,000. The interest rate is at 30 day commercial paper plus 2.6% with a rate at 8.2% at 11/30/97. The loan is collateralized by accounts receivable.

NOTE 15. INDUSTRY SEGMENT INFORMATION

                                        11/30/97     11/30/96
Sales to Unaffiliated Customers:       -----------  -----------
 Printing                              $11,660,251  $11,118,846
 Real Estate                               347,412      380,966
                                       -----------  -----------
Total                                   12,007,663   11,499,812

Earnings (loss) from Operations:
 Printing                                 (545,285)     436,608
 Real Estate                               (28,199)     (74,489)
                                       -----------  -----------
Total                                     (573,484)     362,119

Identifiable Assets:
  Printing                               9,870,234   10,002,677
  Real Estate                            5,191,808    5,105,329
                                       -----------  -----------
Total                                   15,062,042   15,108,006

Capital Expenditures:
 Printing                                    6,927      812,965
 Real Estate                                86,479      433,796
                                       -----------  -----------
Total                                       93,406    1,246,761

Depreciation & Amortization Exp.
 Printing                                  347,177      325,863
 Real Estate                               145,100      144,711
                                       -----------  -----------
Total                                  $   492,277  $   470,574
                                       ===========  ===========

NOTE 16. SHORT TERM INVESTMENTS

         In 1995 the company adopted Statement of Financial Accounting Standards
         (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The cumulative effect of the adoption of SFAS 115 did not have a material impact on the company.

         The company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders equity. The amortized cost of debt securities is adjusted for amortization of premiums and accrection of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 17. RESTRICTED CASH
         Restricted cash consists of short term United States Treasury Bill Fund with 30 day maturities. The account is restricted for the purpose of funding a sinking fund toward the payment of NJ EDA obligations.

NOTE 18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Cash paid during the year for:
                                1997        1996
                              ---------  ---------
         Interest             $ 423,219  $ 453,164

NOTE 19. LOANS RECEIVABLE
         Consists of amounts due from officers which are due on demand with interest at the prime lending rate.

NOTE 20. STOCK OPTIONS
         In 1995, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 123 (SFAS 123). "Accounting for Stock-Based Compensation". SFAS 123 provides companies with the option of expensing the "fair value" of stock options granted. With regard to the Company's stock options, no accounting is made until such time as the options are exercised unless the option price is less than the fair value of Company stock on the grant date. The Company does not intend to change its current accounting method regarding stock options. Therefore, SFAS 123 will not impact future operating results. In addition the quoted market price was below the option price on the grant date so no expense would have been recorded.

         A summary of option transactions, including those options granted pursuant to the terms of certain employment and other agreements, is as follows:

                                   Option         Weighted Average
                                   Shares         Exercise Price
                                 ------------     -----------------

Balance, Dec. 1, 1995                -                   -
Granted                            1,920,000           1.05
Exercised                            -                   -
Cancelled                            -                   -
                                 ------------      ----------------
Balance, Nov. 30, 1996             1,920,000           1.05
Granted                              345,000           1.00
Exercised                             -                  -
Cancelled                           (100,000)         (1.00)
                                 ------------      ----------------
Balance, Nov. 30, 1997             2,165,000           1.05
                                 ============      ================

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

A summary of options outstanding as of November 30, 1997 is as follows:

                                   Weighted Average
                    Exercise       Remaining           Number of Shares
Number Outstanding  Price          Contractual Life    Exercisable
------------------  -----          ----------------    -----------

      100,000        2.00              .4 Years           100,000
    2,065,000        1.00             3.4 Years         1,345,000
    ---------                                           ---------
    2,165,000                                           1,445,000
    =========                                           =========

Warrants to Purchase Common Stock
---------------------------------
At November 30, 1997, the Company had outstanding warrants as follows:

     Number         Exercise       Expiration
     of Shares      Price          Date
     ---------      --------       ------------
      300,000        $1.00         May 10, 1999
      500,000        $2.00         May 10, 1999



The company has stock plans approved by the shareholders, which provide for the granting of options and restricted stock to officers, key employees and consultants. Options are granted at no less than fair market value on the date of grant and become exercisable in increments, in some instances partially conditioned on the attainment of specific performance objectives, and expire five years from the date of grant.

     ITEM 9. DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURES
             -----------------------------------------------------

                        NONE

                             PART III



ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Name              Age         Position               Term
----              ---         --------               ----

Mendel Klein      65     President, Treasurer       1 Year
                         Chairman of the Board

Leah Klein        62     Vice-President,            1 Year
                         Secretary, Director

Mirel Spitz       39     Vice-President,            1 Year
                         Director

Mendel Klein and Leah Klein are spouses.
Mirel Spitz is their daughter.


ITEM 11. REMUNERATION OF DIRECTORS AND OFFICERS

                   Capacity in which remuneration
Name               was received                        Annual Salary
----               ------------                        -------------

Mendel Klein       President, Treasurer, Chairman       $125,000
                   of the Board

Leah Klein         Vice-President, Secretary, Director     -0-

Mirel Spitz        Vice President, Director,               -0-
                   Office Manager

Mr. Mendel Klein, pursuant to an employment contract entered into with the company, which became effective upon completion of the public offering, is entitled to receive an annual salary of $125,000. Additionally, Mr. Klein will participate in group life, accident and hospitalization insurance, provided for all key employees, and he will have the use of a company owned automobile. No other officer or director has a contract of employment with the company. There are no consulting agreements in existence between the company and any officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners


                  Name and Address      Number of      Percent
Title of Class    of Beneficial Owner   Shares Owned   of Class
--------------    -------------------   ------------   --------

Common Stock      Mendel Klein          3,625,000         35%
$0.01 Par Value   38 Harrison Avenue
                  Brooklyn, N.Y. 11211


Set forth above is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on March 6, 1998.

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



                                   LASER MASTER INTERNATIONAL INC.


                                   BY /s/ Mendel Klein
                                      ------------------------------
                                      Mendel Klein, President and
                                      Chief Financial Officer


Dated:  March 9, 1998


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.



/s/ Mendel Klein
----------------------
Mendel Klein, Director
March 9, 1998


/s/ Leah Klein
----------------------
Leah Klein, Director
March 9, 1998


Mirel Spitz
----------------------
Mirel Spitz, Director
March 9, 1998