Form 10QSB
period 1998-02-28
LASER MASTER INTERNATIONAL INC
filed 1998-04-14
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: February 28, 1998 Commission File No.: 2-76262-NY
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

             1000 First Street, Harrison, New Jersey 07029
--------------------------------------------------------------------------------
                    (Address of Principal Offices)

                            (201) 482-7200
                           ----------------
                           Telephone Number

                                  N/A
--------------------------------------------------------------------------------
   (Former name, address and fiscal year if changed since last report)

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

Common Stock - 10,615,380 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL INC.
INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

   Consolidated Balance Sheets - February 28, 1998                           3-4
   Consolidated Statements of Operations for the
   Three Months Ended February 28, 1998 and February 29, 1997                  5
   Consolidated Statements of Cash Flows for the
   Three Months Ended February 28, 1998 and February 29, 1997                  6
   Notes to Consolidated Financial Statements                               7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                                  11

PART II. OTHER INFORMATION                                                    12

                          PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    FEBRUARY 28,
                                                                        1998
                                                                     -----------
CURRENT ASSETS:
  Cash in Banks                                                      $    57,038
  Marketable Securities                                                  483,050
  Accounts Receivable - Net                                            2,654,974
  Merchandise Inventory                                                2,070,289
  Prepaid Expenses                                                        65,405
  Loans Receivable                                                        93,515
                                                                     -----------
TOTAL CURRENT ASSETS                                                 $ 5,424,271
                                                                     -----------
FIXED ASSETS:
  Factory Building & Improvements                                    $ 4,991,473
  Land - Factory Site                                                    215,000
  Machinery & Equipment                                                8,124,395
  Engraving Inventory                                                    909,029
  Installation Cost                                                      942,797
  Furniture & Fixtures                                                   134,849
                                                                     -----------
TOTAL                                                                $15,317,543

Less:  Accum. Depreciation                                             5,681,658
                                                                     -----------
TOTAL FIXED ASSETS                                                   $ 9,635,885
                                                                     -----------
OTHER ASSETS:
  Deferred Charges                                                   $    77,904
  Restricted Cash                                                        311,083
                                                                     -----------
TOTAL OTHER ASSETS                                                   $   388,987
                                                                     -----------
TOTAL ASSETS                                                         $15,449,143
                                                                     ===========




The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES



                                                                    FEBRUARY 28,
                                                                        1998
                                                                    ------------
CURRENT LIABILITIES:
  Accounts Payable                                                   $   787,500
  Accrued Expenses & Taxes                                                43,781
  Current Portion of Long Term Debt                                      555,001
  Loan - Merrill Lynch                                                 1,703,983
                                                                     -----------
TOTAL CURRENT LIABILITIES                                            $ 3,090,265
                                                                     -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                                             $ 4,764,999
                                                                     -----------
TOTAL LONG TERM LIABILITIES                                          $ 4,764,999
                                                                     -----------
TOTAL LIABILITIES                                                    $ 7,855,264
                                                                     -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,615,380
    Shares at 2/28/98                                                $   106,154
    Capital in Excess Par                                              5,424,412
    Unrealized Gain on Securities                                         10,000
    Retained Earnings                                                  2,053,313
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                           $ 7,593,879
                                                                     -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                               $15,449,143
                                                                     ===========







The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED




                                                  FEBRUARY 28,      FEBRUARY 29,
                                                     1998              1997
                                                  -----------       -----------
REVENUES
                                                  $ 3,143,115       $ 2,494,795
                                                  -----------       -----------
Depreciation Expense                              $   123,069       $   147,618

Cost of Sales                                       2,297,130         1,571,296
                                                  -----------       -----------
TOTAL COST OF SALES                                 2,420,199         1,718,914
                                                  -----------       -----------
GROSS PROFIT                                          722,916           775,881
                                                  -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                                $   329,951       $   386,712
  General & Administrative Expenses                   320,105           264,618
                                                  -----------       -----------
TOTAL OPERATING EXPENSES                          $   650,056       $   651,330
                                                  -----------       -----------
OPERATING PROFIT                                  $    72,860       $   124,551

Interest & Finance Charges                        $   111,447       $   107,618
Interest & Dividend Income                             (2,969)           (8,386)
                                                  -----------       -----------
NET EARNINGS - BEFORE FIT                         $   (35,618)      $    25,319
  Less: FIT Provision - Current                          --                --
  Tax Effect of NOL Carryforward                         --                --
                                                  -----------       -----------
NET EARNINGS FOR THE PERIOD                       $   (35,618)      $    25,319
                                                  ===========       ===========

EARNINGS PER SHARE *                              $       .00       $       .00
                                                  ===========       ===========
DIVIDENDS PER SHARE                                       -0-               -0-
                                                  ===========       ===========




* Earnings per share are based on 10,615,380 shares outstanding at February 28, 1998 and 10,471,452 February 29, 1997.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED


                                                    FEBRUARY 28     FEBRUARY 29,
                                                        1998            1997
                                                   -----------      -----------
Net Cash Flow From Operating
Activities:

  Net Income                                         $ (35,618)       $  25,319

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                          123,069          147,618
                                                     ---------        ---------
                                                     $  87,451        $ 172,937
Cash Flow Provided From Operations
  Accounts Receivable                                $(417,470)       $  13,170
  Inventories                                         (122,849)          19,330
  Prepaid Expenses                                        (683)           8,299
  Loans Receivable                                      33,832             --
  Accounts Payable                                    (153,722)          49,392
  Accrued Expenses                                    (164,248)            (672)
                                                     ---------        ---------
Cash Flow Provided by Operations                     $(737,689)       $ 262,456

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets                          $ (48,131)            --
  Increase in Other Assets                            (127,726)        (124,187)
  Marketable Securities                                (20,425)         (11,282)
                                                     ---------        ---------
Total Cash Flow Provided from
Investment Purposes                                  $(196,282)       $(135,469)

Cash Flow Provided From (used for)
Financing Purposes:
  Repayment in Long Term Debt                          (11,667)        (102,877)
  Capital Contributed                                     --             50,000
  Increase in Bank Loan                                590,323             --
                                                     ---------        ---------
Total Cash Flow From Financing                       $ 578,656        $ (52,877)

Net Cash Flow                                        $(355,315)       $  74,110
Cash and Cash Equivalents at
 Beginning of Period                                   412,353          396,777
                                                     ---------        ---------
Cash and Cash Equivalents at
 End of Period                                       $  57,038        $ 470,887
                                                     =========        =========




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

         Name and brief description of companies under common control:

         1.  FLEXO-CRAFT PRINTS INC.

             This company has for approximately 16 years been engaged in the business of commercial printing and engraving, utilizing a laser technique. The company principally produces an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of varied end products.

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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended February 28, 1998 and February 29, 1997.

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


                                            02/28/98        02/29/97
                                            --------        --------

         Depreciation charged to
         Cost of Sales                      $123,069        $147,618
                                            ========        ========


         The annual depreciation rates used are as follows:

         Building and Improvements                    3%

         Machinery and Equipment                  10% - 14.3%

         Furniture and Fixtures                      10%


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


NOTE 9.  TAX LOSS CARRYFORWARD

         On November 30, l997 the company had a net operating loss carryforward of $174,018.

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

NOTE 11. CONTINGENT LIABILITIES

         The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $4,825,972 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft.

NOTE 12. EARNINGS PER SHARE - 10,615,380 SHARES COMMON STOCK PAR VALUE $0.0l at 2/28/98 and 10,471,472 shares at 2/29/97.

                                              Fiscal years ended

                                           02/28/98            02/29/97
                                           --------            --------
          Net earnings per share -         $  .00              $ .00

NOTE 13. ALLOWANCE FOR DOUBTFUL ACCOUNTS Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $254,500 or 4% of accounts receivable.

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     FEBRUARY 28, 1998 AND FEBRUARY 29, 1997




                              RESULTS OF OPERATIONS
                              ---------------------


REVENUES

For the three months ended February 28, 1998 revenues increased 26% from the prior year. For the quarter ended February 29, 1997 revenues increased 16% over the same period from the prior year. This increase was primarily the result of increased sales volume through orders from existing customers. Management anticipates that the rate of increase of revenues when compared to the previous year will widen as the year goes on. This is based on the fact the company has signed contracts and received orders that should benefit the second half of the year. In addition the 8 color press is now operating satisfactorily and will contribute to revenue growth.

GROSS PROFIT

For the three months ended February 28, 1998 gross profit was 23% as compared to 31% for the same period in the previous year. The previous year there was a significant drop in raw material prices in the first quarter which accounted for the high gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 1% for the three months ended February 28, 1998 over the same period for the previous year. This was as a result of the Company's attempt to control costs through reductions of general and administration costs.

INTEREST EXPENSE

Interest expense increased for the first three months of 1998 as compared to the same period for the previous year. This was as a result of higher levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At February 28, 1998 the Company had working capital of $2,334,006. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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




                                                LASER MASTER INTERNATIONAL, INC.
                                                --------------------------------
                                                        (Registrant)



   -----------------                            --------------------------------
         Date                                   MENDEL KLEIN, PRESIDENT


   -----------------                            --------------------------------
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