Form 10QSB
period 1998-05-31
LASER MASTER INTERNATIONAL INC
filed 1998-07-14
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:   MAY 31, 1998            Commission File No.: 2-76262-NY
                         ------------                                 ----------

                        LASER MASTER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)

           New York                                        11-2564587
------------------------------                 ---------------------------------
   (State of Incorporation)                    (IRS Employee Identification No.)

                  1000 First Street, Harrison, New Jersey 07029
--------------------------------------------------------------------------------
                         (Address of Principal Offices)

                                 (973) 482-7200
                                ----------------
                                Telephone Number

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

LASER MASTER INTERNATIONAL, INC.
INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - May 31, 1998                     3

     Condensed Consolidated Statements of Operations for
          the Three Months Ended May 31, 1998 and May 31, 1997                 5

     Condensed Consolidated Statements of Operations for
          the Six Months Ended May 31, 1998 and May 31, 1997                   6

     Condensed Consolidated Statements for Cash Flows for
          the Six Months Ended May 31, 1998 and May 31, 1997                   7

     Notes to Condensed Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                                  12

PART II. OTHER INFORMATION                                                    13

                         PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                       MAY 31,
                                                                        1998
                                                                     -----------

CURRENT ASSETS:
     Cash in Banks                                                   $    54,346
     Marketable Securities                                               484,106
     Accounts Receivable - Net                                         2,474,305
     Merchandise Inventory                                             2,047,584
     Prepaid Expenses                                                     65,405
                                                                     -----------
TOTAL CURRENT ASSETS                                                 $ 5,125,746
                                                                     -----------
FIXED ASSETS:
     Factory Building & Improvements                                 $ 4,945,501
     Land - Factory Site                                                 215,000
     Machinery & Equipment                                             8,336,755
     Engraving Inventory                                                 909,029
     Installation Cost                                                   946,560
     Furniture & Fixtures                                                134,849
                                                                     -----------
TOTAL                                                                $15,487,694

Less:  Accum. Depreciation                                             5,795,284
                                                                     -----------
TOTAL FIXED ASSETS                                                   $ 9,692,410
                                                                     -----------
OTHER ASSETS:
     Deferred Charges                                                $    75,631
     Restricted Cash                                                     441,084
     Loans Receivable                                                    306,524
                                                                     -----------
TOTAL OTHER ASSETS                                                   $   823,239
                                                                     -----------
TOTAL ASSETS                                                         $15,641,395
                                                                     ===========





The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                  LIABILITIES

                                                                        MAY 31,
                                                                         1997
                                                                     -----------
CURRENT LIABILITIES:
     Accounts Payable                                                $   695,837
     Accrued Expenses & Taxes                                            111,601
     Current Portion of Long Term Debt                                   555,001
     Loan - Merrill Lynch                                              1,861,770
                                                                     -----------
TOTAL CURRENT LIABILITIES                                            $ 3,224,209
                                                                     -----------
LONG TERM LIABILITIES:
     Non-Current Portion of Long Term
          Debt                                                         4,753,332
                                                                     -----------
TOTAL LONG TERM LIABILITIES                                          $ 4,753,332
                                                                     -----------
TOTAL LIABILITIES                                                    $ 7,977,541
                                                                     -----------
STOCKHOLDERS' EQUITY:
     Capital Stock - Authorized
       50,000,000 Shares at 1c Par Value
       Issued and Outstanding 10,615,380                             $   106,154
       Shares at 5/31/98 Paid in Capital                               5,424,412
       Unrealized Gain                                                    10,000
       Retained Earnings                                               2,123,288
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                           $ 7,663,854
                                                                     -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $15,641,395
                                                                     ===========






The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED

                                                      MAY 31,           MAY 31,
                                                       1998              1997
                                                  -----------       -----------

REVENUES                                          $ 3,321,955       $ 2,405,049
                                                  -----------       -----------
Depreciation Expense                              $   113,626       $   147,618

Cost of Sales                                       2,141,129         1,631,159
                                                  -----------       -----------
TOTAL COST OF SALES                               $ 2,254,755       $ 1,778,777
                                                  -----------       -----------
GROSS PROFIT                                      $ 1,067,200       $   626,272
                                                  -----------       -----------
OPERATING EXPENSES:
     Selling Expenses                             $   448,654       $   507,602
     General & Administrative Expenses                469,463           261,800
                                                  -----------       -----------
TOTAL OPERATING EXPENSES                          $   918,117       $   769,402
                                                  -----------       -----------
NET EARNINGS - OPERATIONS                         $   149,083       $  (143,130)
     Interest Expense                                  98,877            93,131
     Interest & Dividend Income                       (19,769)          (19,288)
                                                  -----------       -----------
NET EARNINGS BEFORE FIT                           $    69,975       $  (216,973)
     Less: FIT Provision - Current                      --                --
     Tax Effect of NOL Carryforward                     --                --
                                                  -----------       -----------
NET EARNINGS FOR THE PERIOD                       $    69,975       $  (216,973)
                                                  ===========       ===========
EARNINGS PER SHARE *                              $       .01       $      (.02)
                                                  ===========       ===========
DIVIDENDS PER SHARE                                    -0-               -0-
                                                  ===========       ===========


* Earnings per share are based on 10,615, 380 shares outstanding at May 31, 1998 and on May 31, 1997 10,615,207.




The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE SIX MONTHS ENDED


                                                     MAY 31,           MAY 31,
                                                      1998              1997
                                                  -----------       -----------

REVENUES                                          $ 6,465,070       $ 4,899,843
                                                  -----------       -----------
Depreciation Expense                              $   236,695       $   295,236

Cost of Sales                                       4,438,259         3,202,455
                                                  -----------       -----------
TOTAL COST OF SALES                               $ 4,674,954       $ 3,497,691
                                                  -----------       -----------
GROSS PROFIT                                      $ 1,790,116       $ 1,402,152
                                                  -----------       -----------
OPERATING EXPENSES:
     Selling Expenses                             $   778,605       $   894,314
     General & Administrative Expenses                789,568           526,418
                                                  -----------       -----------
TOTAL OPERATING EXPENSES                          $ 1,568,173       $ 1,420,732
                                                  -----------       -----------
NET EARNINGS - OPERATIONS                            221,943           (18,579)
     Interest Expense                                210,324           200,749
     Interest & Dividend Income                      (22,738)          (27,674)
                                                  -----------       -----------
NET EARNINGS BEFORE FIT                          $    34,357       $  (191,654)
     Less: FIT Provision - Current                      --                --
     Tax Effect of NOL Carryforward                     --                --
                                                  -----------       -----------
NET EARNINGS FOR THE PERIOD                       $    34,357       $  (191,654)
                                                  ===========       ===========
EARNINGS PER SHARE *                                     (.00)             (.02)
                                                  ===========       ===========
DIVIDENDS PER SHARE                                   -0-               -0-
                                                  ===========       ===========


* Earnings per share are based on 10,615,380 shares outstanding at May 31, 1998 and on May 31, 1997 10, 615,207.






The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED


                                                       MAY 31           MAY 31
                                                        1998             1997
                                                     -----------     -----------

NET CASH FLOW FROM
OPERATING ACTIVITIES:

     Net Income                                      $  34,357        $(191,654)

Items Reflected in Net Income
Not Requiring Cash:
     Depreciation & Amortization                       241,241          295,236
                                                     ---------        ---------
                                                     $ 275,598        $ 103,582

Cash Flow Provided From Operations
     Accounts Receivable                             $(236,801)       $ 390,130
     Inventories                                      (100,144)          89,887
     Prepaid Expenses                                     (683)         (53,708)
     Accounts Payable                                 (245,385)        (290,494)
     Accrued Expenses                                  (96,428)         (37,663)
                                                     ---------        ---------
Cash Flow Provided by Operations                     $(403,843)       $ 201,734

Cash Flow Provided from (used for)
Investment Purposes:
     Additions to Fixed Assets                       $(218,282)       $ (47,544)
     Increase in Other Assets                         (439,177)        (249,306)
     Marketable Securities                             (21,481)         (19,397)
                                                     ---------        ---------
Total Cash Flow Provided from                        $(478,940)       $(316,247)
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
     Payment of Debt                                   (23,334)        (340,709)
     Capital Contributed                               748,110          150,000
                                                     ---------        ---------
Cash Flow Used for Financing                         $ 724,776        $(190,709)
                                                     ---------        ---------

Net Cash Flow                                        $ 358,007        $(305,222)
Cash and Cash Equivalents at
     Beginning of Period                               412,353          396,777
                                                     ---------        ---------
Cash and Cash Equivalents at
     End of Period                                   $  54,346        $  91,555
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

        b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

            The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended May 31, 1998 and May 31, 1997.

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

                                              05/31/98    05/31/97
                                              --------    --------
        Depreciation charged to
        Cost of Sales                         $236,695     $295,236
                                              ========     ========

        The annual depreciation rates used are as follows:

        Building and Improvements                    3%

        Machinery and Equipment                  10% - 14.3%

        Furniture and Fixtures                      10%

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

NOTE 10.REMUNERATION OF DIRECTORS AND OFFICERS

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

NOTE 11.CONTINGENT LIABILITIES

        The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $4,825,972 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft.

NOTE 12.EARNINGS PER SHARE - 10,615,380 SHARES COMMON STOCK - PAR VALUE $0.0l at 5/31/98 and 10,615,207 shares at 5/31/97.

                                                            Six Months ended
                                                  05/31/98            05/31/97
                                                  --------            --------
        Net earnings per share -                   $ (.01)             $ (.02)

NOTE 13.ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $254,500 or 4% of accounts receivable.

              MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                         MAY 31, 1998 AND MAY 31, 1997

                              RESULTS OF OPERATIONS
                              ---------------------

REVENUES

For the six months ended May 31, 1998 revenues increased 32% from the prior year. For the quarter ended May 31, 1998 revenues increased 39% from the same period from the prior year. This increase was primarily the result of increased sales volume through orders from existing customers. Management has hired additional sales people to develop business in new markets such as home furnishing, packaging and plates which the company is capable of servicing. The 8 color press is working properly and has allowed the company to triple its capacity and to open new markets due to the expanded printing capabilities.

GROSS PROFIT

For the three months ended May 31, 1998 gross profit was 33% as compared to 26% for the same period in the previous year. The increase in gross profit was due to the increased sales volume which allows the company to operate more efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 4% for the three months ended May 31, 1998 over the same period for the previous year. This was as a result of the Company's attempt to control costs through significant reductions of general and administration costs and because of the increased sales volume.

INTEREST EXPENSE

Interest expense increased for the first six months of 1998 as compared to the same period for the previous year. This was as a result of higher levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At May 31, 1998 the Company had working capital of $1,901,537. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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


                                                LASER MASTER INTERNATIONAL, INC.
                                                ________________________________
                                                           (Registrant)


    7/12/98                                     /S/ MENDEL KLEIN
-----------------                               --------------------------------
     Date                                           MENDEL KLEIN, PRESIDENT

    7/12/98                                     /S/ LEAH KLEIN
-----------------                               --------------------------------
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