Form 10QSB
period 1998-08-31
LASER MASTER INTERNATIONAL INC
filed 1998-10-15
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: AUG. 31, 1998             Commission File No.: 2-76262-NY
                       -------------                                  ----------

                        LASER MASTER INTERNATIONAL, INC.
                -------------------------------------------------
             (Exact name of Registrant as Specified in its charter)

         New York                                           11-2564587
------------------------------                 ---------------------------------
 (State of Incorporation)                      (IRS Employee Identification No.)

                 1000 First Street, Harrison, New Jersey 07029
        ----------------------------------------------------------------
                         (Address of Principal Offices)

                                 (201) 482-7200
                                ----------------
                                Telephone Number

                                       N/A
    -------------------------------------------------------------------------
      (Former name, address and fisc al year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Re gistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               YES X      NO
                                  ---       ----

Indicate the number of shares outstanding of each of shares of the issuer's classes of common stock, as of the close of the period covered by this report:

Common Stock - 10,615,380 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL, INC.
INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - Aug 31, 1998                      3

     Condensed Consolidated Statements of Operations for
          the Three Months Ended Aug 31, 1998 and Aug 31, 1997                 5

     Condensed Consolidated Statements of Operations for
          the Nine Months Ended Aug 31, 1998 and Aug 31, 1997                  6

     Condensed Consolidated Statements for Cash Flows for
          the Nine Months Ended Aug 31, 1998 and Aug 31, 1997                  7

     Notes to Condensed Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                                  12

PART II. OTHER INFORMATION                                                    13

                         PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        AUG 31,
                                                                         1998
                                                                     -----------

CURRENT ASSETS:
     Cash in Banks ........................................          $   105,575
     Marketable Securities ................................              490,248
     Accounts Receivable - Net ............................            2,898,583
     Merchandise Inventory ................................            1,638,440
     Prepaid Expenses .....................................               29,218
                                                                     -----------
TOTAL CURRENT ASSETS ......................................          $ 5,162,064
                                                                     -----------
FIXED ASSETS:
     Factory Building & Improvements ......................          $ 4,995,427
     Land - Factory Site ..................................              215,000
     Machinery & Equipment ................................            8,171,395
     Engraving Inventory ..................................              909,029
     Installation Cost ....................................              953,524
     Furniture & Fixtures .................................              134,849
                                                                     -----------
TOTAL .....................................................          $15,379,224
                                                                     -----------
Less: Accum. Depreciation .................................            5,913,632
                                                                     -----------
TOTAL FIXED ASSETS ........................................          $ 9,465,592
                                                                     -----------
OTHER ASSETS:
     Deferred Charges .....................................          $    72,093
     Short Term Investments ...............................               80,177
     Loans Receivable .....................................              389,107
                                                                     -----------
TOTAL OTHER ASSETS ........................................          $   541,377
                                                                     -----------
TOTAL ASSETS ..............................................          $15,169,033
                                                                     ===========

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES

                                                                       AUG 31,
                                                                        1998
                                                                     -----------

CURRENT LIABILITIES:
     Accounts Payable .......................................        $   836,631
     Accrued Expenses & Taxes ...............................            187,553
     Current Portion of Long Term Debt ......................            543,335
     Loan - Merrill Lynch ...................................          1,591,885
                                                                     -----------
TOTAL CURRENT LIABILITIES ...................................        $ 3,159,404
                                                                     -----------
LONG TERM LIABILITIES:
     Non-Current Portion of Long Term Debt ..................        $ 4,233,332
                                                                     -----------
TOTAL LONG TERM LIABILITIES .................................        $ 4,233,332
                                                                     -----------
TOTAL LIABILITIES ...........................................        $ 7,392,736
                                                                     -----------
STOCKHOLDERS' EQUITY:
     Capital Stock - Authorized
          50,000,000 Shares at 1c Par Value
          Issued and Outstanding 10,615,380 .................        $   106,154
          Shares at 8/31/98 Paid in Capital .................          5,424,412
          Unrealized Gain ...................................             10,000
          Retained Earnings .................................          2,235,731
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY ..................................        $ 7,776,297
                                                                     -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ....................        $15,169,033
                                                                     ===========


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                       A LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED


                                                Aug 31,        Aug 31,
                                                 1998           1997
                                              -----------    -----------

REVENUES                                      $ 4,119,471    $ 3,482,725
                                              -----------    -----------
Depreciation Expense                          $   118,348    $   147,397

Cost of Sales                                   2,810,346      2,670,251
                                              -----------    -----------
TOTAL COST OF SALES                           $ 2,928,694    $ 2,817,648
                                              -----------    -----------
GROSS PROFIT                                  $ 1,190,777    $   665,077
                                              -----------    -----------
OPERATING EXPENSES:
     Selling Expenses                         $   387,598    $   486,588
     General & Administrative Expenses            598,628        170,841
                                              -----------    -----------
TOTAL OPERATING EXPENSES                      $   986,226    $   657,429
                                              -----------    -----------
OPERATING PROFIT                              $   204,551    $     7,648

Interest & Finance Charges                        100,686        134,277
Interest & Dividend Income                         (8,578)          (908)
                                              -----------    -----------
NET EARNINGS BEFORE FIT                       $   112,443    $  (125,721)
     Less: FIT Provision - Current                   --             --
     Tax Effect of NOL Carryforward                  --             --
                                              -----------    -----------
NET EARNINGS FOR THE PERIOD                   $   112,443    $  (125,721)
                                              ===========    ===========
EARNINGS PERIOD SHARE *                       $       .01    $      (.01)
                                              ===========    ===========
DIVIDENDS PER SHARE                                   -0-            -0-
                                              ===========    ===========



* Earnings per share are based on 10,615,380 weighted shares outstanding at 8/31/98 & 10,615,207 shares outstanding at 8/31/97.



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                       A LASER MASTERINTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE NINE MONTHS ENDED


                                                     Aug 31,          Aug 31,
                                                       1998            1997
                                                   ------------    ------------

REVENUES                                           $ 10,584,541    $  8,382,568
                                                   ------------    ------------
Depreciation Expense                               $    355,043    $    442,633
Cost of Sales                                         7,248,605       5,872,706
                                                   ------------    ------------
TOTAL COST OF SALES                                $  7,603,648    $  6,315,339
                                                   ------------    ------------
GROSS PROFIT                                       $  2,980,893    $  2,067,229
                                                   ------------    ------------
OPERATING EXPENSES:
     Selling Expenses                              $  1,166,203    $  1,380,902
     General & Administrative Expenses                1,388,196         697,258
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                           $  2,554,399    $  2,078,160
                                                   ------------    ------------
OPERATING PROFIT                                   $    426,494    $    (10,931)

     Interest & Finance Charges                         311,010         335,026
     Interest & Dividend Income                         (31,316)        (28,582)
                                                   ------------    ------------
NET EARNINGS BEFORE FIT                            $    146,800    $   (317,375)
     Less: FIT Provision - Current                         --              --
     Tax Effect of NOL Carryforward                        --              --
                                                   ------------    ------------
NET EARNINGS FOR THE PERIOD                        $    146,800    $   (317,375)
                                                   ============    ============
EARNINGS PER SHARE *                               $        .01    $       (.03)
                                                   ============    ============
DIVIDENDS PER SHARE                                         -0-             -0-
                                                   ============    ============


* Earnings per share are based on hare are 10,615,380 weighted shares outstanding at Aug 31, 1998 and on Aug 31, 1997 10,615,207.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                       A LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               NINE MONTHS ENDED

                                                           Aug 31       Aug 31
                                                            1998         1997
                                                         ---------    ---------

Net Cash Flow From Operating Activities:

Net Income                                               $ 146,800    $(317,375)
Items Reflected in Net Income
Not Requiring Cash:
     Depreciation & Amortization                           355,043      442,633
                                                         ---------    ---------
                                                         $ 501,843    $ 125,258
Cash Flow Provided From Operations
     Accounts Receivable                                 $(661,079)   $ 207,164
     Inventories                                           309,000       95,552
     Prepaid Expenses                                    $  35,504    $ (52,009)
     Sundry Receivable                                     127,347         --
     Accounts Payable                                     (104,591)    (204,991)
     Accrued Expenses                                      (20,476)      11,098
                                                         ---------    ---------
Cash Flow Provided by Operations                         $ 187,548    $ 182,072
Cash Flow Provided from (used for)
Investment Purposes:
     Additions to Fixed Assets                           $(109,812)   $(200,095)
     Increase in Other Assets                             (280,116)     142,441
     Marketable Securities                                 (27,623)     (27,321)
                                                         ---------    ---------
Total Cash Flow Provided from                            $(417,551)   $ (84,975)
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
     Increase in Long Term Debt                            (76,775)    (594,228)
     Capital Contributed                                      --        150,000
                                                         ---------    ---------
Cash Flow Used for Financing                               (76,775)    (444,228)

Net Cash Flow                                            $(306,778)   $(347,131)
Cash and Cash Equivalents at
     Beginning of Period                                 $ 412,353    $ 396,777
                                                         ---------    ---------
Cash and Cash Equivalents at
     End of Period                                       $ 105,575    $  49,646
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

        Name and brief description of companies under common control:

        1.  FLEXO-CRAFT PRINTS INC.

            This company has for approximately 17 years been engaged in the business of commercial printing and engraving, utilizing a laser technique. The company principally produces an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of varied end products.

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

        b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

            The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the nine months ended Aug 31, 1998 and Aug 31, 1997.

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

        (d) Taxes:

            Laser Master International,t. Inc. is a "C" corporation with the Federal, State and City taxing authorities. All corporate taxes are accrued and paid on the corporate level.

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

NOTE 7. DEPRECIATION

        Property, plant and equipme nt is stated at cost. Depreciation is computed by applying the straight-line method to individual items. Where accelerated depreciation methods are used for tax purposes, deferred income taxes may be recorded. Maintenance and repairs were charged to expenses as incurred.


                                            08/31/98          08/31/97
                                            --------          --------
        Depreciation charged to
        Cost of Sales                       $355,043          $442,633
                                            ========          ========

        The annual depreciation rates used are as follows:

        Building and Improvements                 3%

        Machinery and Equipment               10% - 14.3%

        Furniture and Fixtures                    10%

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

        For accounting purposes, an obsolescence factor is charged based on the entire cost of discontinued patterns, exclusive of the extended life of the reusable rubber sleeves. Historically this method results in a provision for depreciation of l0% of per year of the total library inventory of complete patterns on sleeves.

NOTE 9. TAX LOSS of CARRYFORWARD

        On November 30, l997 the company had a net operating loss of carryforward of $174,018.

NOTE 10. REMUNERATION OF DIRECTORS AND OFFICERS
                                                                      Annual
Name            Capacity in which remuneration was received           Salary
----            -------------------------------------------           ------

Mendel Klein    President, Treasurer, Chairman of the Board          $100,000
Leah Klein      Vice President, Secretary, Director                     -0-
Mirel Spitz     Vice President, Office Manager, Director                -0-

         Mr. Mendel Klein, pursuant to an employment contract entered into with the company which became - effective upon completion of the public offering, receives an annual salary of $100,000. - Additionally, Mr. Klein will part - icipate in group life, accident and hospitalization insurance, provide for all key - employees, and he will have the use of a company owned automobile. No other officer or - director has a contract of - employment with the company. There are no consulting agreements in existence - between the company and any officers.

NOTE 11. CONTINGENT LIABILITIES

         The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $4,825,972 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet - Bank has a 1st l - ien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft.

NOTE 12. EARNINGS PER SHARE - 10,615,380 SHARES COMMON STOCK - PAR VALUE $0.0l - at 8/31/98 and 10,615,207 shares at 8/31/97.

                                                        Nine Months ended

                                                     08/31/98      08/31/97
                                                     --------      --------
Net earnings per share -                              $ .01        $ (.03)

NOTE 13. ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Bad debts are written 08/31/97 off as they occur. An allowance for doubtful accounts has been established in the amount of 08/31/97 $254,500 or 4% of account 08/31/97 s receivable.

NOTE 14. YEAR 2000 COMPLIANCE

         Management has addressed the concerns of 08/31/97 potential year 2000 computing problems, both internally and with external parties, and 08/31/97 believes that significant additional costs will not 08/31/97 be incurred because of this circumstance.

              MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                         AUG 31, 1998 AND AUG 31, 1997

                             RESULTS OF OPERATIONS
                             ---------------------

REVENUES

For the nine months ended Aug 31, 1998 revenues increased 26% from the prior year. For the quarter ended Aug 31, 1998 revenues increased 18% from the same period from the prior year. This increase was primarily the result of increased sales volume through orders from existing customers. Management has hired additional sales people to develop business in new markets such as home furnishing, packaging and plates which the company is capable of servicing. There has been positive feedback from potential customers in these markets but any actual orders most likely won't be shipp ed until the next fiscal year. Management attributes most of the improved performance to the contribution of the 8 color press which increases the company's capacity and efficiency due to the significant improvement in printing speeds reached and range of products.

GROSS PROFIT

For the three months ended Aug 31, 1998 gross profit was 29% as compared to 19% for the same period in the previous year. The improved margins were a direct result of the contribution of the 8 color press which prints at faster speeds and uses less labor per yard.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased for the three months ended Aug 31, 1998 over the same period for the previous year. This was as a result of the Company's investment in marketing and research and development costs which will benefit next year.

INTEREST EXPENSE

Interest expense decreased for the first nine months of 1998 as compared to the same period for the previous year. This was as a result of lower levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At Aug 31, 1998 t he Company had working capital of $2,002,660. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

                           PART II. OTHER INFORMATION

ITEM 1. LITIGATION

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has of the duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                LASER MASTER INTERNATIONAL, INC.


                                                ________________________________
                                                           (Registrant)

                                                 /s/ MENDEL KLEIN
-----------------                               --------------------------------
   Date                                         MENDEL KLEIN, PRESIDENT

                                                /S/ LEAH KLEIN
-----------------                               --------------------------------
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