Form 10KSB
period 1998-11-30
LASER MASTER INTERNATIONAL INC
filed 1999-03-15
CIK 700892

FORM 10-KSB A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ANNUAL REPORT
      Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission file number
     November 30, 1998                                  2-76262-NY
--------------------------                        ----------------------

                        Laser Master International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                   11-2564587
-------------------------------               ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)

    1000 First Street, Harrison, N.J.                    07029
----------------------------------------               ----------
(Address of principal executive Offices)               (Zip Code)

                                 (973) 482-7200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
 Title of each class                               which registered

Common Stock Par Value $.01 Per Share           Nasdaq Bulletin Board
-------------------------------------           ---------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports req uired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - Par Value $.01                                    10,615,380
-----------------------------                                ------------------
           Class                                             Outstanding Shares

AGGREGATE MARKET VALUE OF NON-AFFILIATE STOCK AT FEBRUARY 28, 1999 - APPROXIMATELY $3,184,614.

                                     PART I

Item 1. BUSINESS
(a) General:
The Company was founded in 1981 and prints for the textile industry and the gift wrap paper industry. The company sells its products and services nationwide thru its direct sales force and resellers. In addition the company has a real estate subsidiary that owns the factory building in Harrison, New Jersey. The building is 240,000 square feet of which 49% is rented to two unaffiliated tenants and 51% is rented to Flexo-Craft Prints Inc. Flexo-Craft Prints Inc. is the printing subsidiary and is engaged in the use of a computerized laser system to accomplish Flexographic printing for industrial and commercial printing and engraving, and counts among its customers large corporations, some of which are listed o n the NY Stock Exchange.

     Flexo-Craft (Process)

The principal operation of Flexo-Craft is to utilize a ZED laser in its process. A laser is a device which emits a "coherent" wavelength (color). A large degree of control is thus afforded, and as a consequence, an exceptionally high density of power can be delivered to a well-defined area by focusing the light energy. Using a computer driven system the laser beam makes grooves in the form of designs and patterns onto a rubber material. The rubber material is then sealed on a steel or aluminum cylinder which is then placed on a printing press. In the heat transfer printing process the ink is injected into the grooves using a computer driven process and then the rubber coated cylinder prints on heat transfer paper. The heat transfer paper is sold to manufacturers who then seal it onto textile materials. The same process is used for gift wrap paper except that the paper itself is the final product. One of the six color presses prints heat transfer paper and the other six color press prints gift wrap paper. The new eight color press can print either paper and in addition can allow the company to print for the wallpaper, home furnishings, carpet and other industries. It also is two times faster than the newest six color press.

The Company either accepts patterns from the customer or can design its own patterns using a computerized color separating system. In addition the Company has a extensive supply of rubber coated cylinders with designs already engraved which can be used numerous times and for many years.

INDUSTRY SEGMENT INFORMATION

During the last two fiscal years ending November 30, 1998 and 1997, the following is a listing of the percentage of revenue which contributed to ward the total revenue of the Company.

                            1998     l997
                            ----     ----

Heat Transfer                45%      55%
Gift Wrap                    52%      42%
Roll Covering                 3%       3%
                            ----     ----
Total %                     100%     100%

The Company does not consider itself to be in a seasonal business; however prior to the Christmas Season, its Christmas gift wrap business tends to increase in the percentage of volume during the season. Historically the company sales are greater in the 2nd half of the year as customers need more gift wrap paper as Christmas approaches.

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


EMPLOYEES

The Company currently has employed seventy-eight employees, of which eight are in Management and seventy are Members of Local 1718 of the United Production Workers. The Company generally enjoys favorable relations with its union employees, and has not in its history had any strike or any work stoppage.

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


     Backlog of orders:
                         Dollar amount of backlog and percentage
                         expected to be filled during the fiscal year.
As of:

November 30, 1998             $4,000,000              100%
November 30, 1997             $2,500,000              100%

The backlog of orders, as stated, is not affected by the seasonal cycle of the industry throughout the year. The Company filled all of its backlog orders during its last fiscal year ended November 30, 1998 and anticipated being able to fill all it current backlog orders during its fiscal year ending November 30, 1999.

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

ITEM 2. PROPERTIES

The Company owns all the issued and outstanding common stock of Harrison Realty Corp., which is the owner of the real property, p lant and office facility of the Company. The building owned by Harrison Realty Corp. is a single story industrial building located at 1000 First Street, Harrison, New Jersey. The building was refurbished in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires, required by the Company's Flexo Craft facilities for use in its printing process. The building area is approximately 240,000 square feet, which is 51% utilized by the Company. The building has an existing mortgage in the sum of $1,780,000 as well as a second mortgage for $560,000. This building is approximately five times larger than the company's previous facility in Brooklyn. In addition since its business operations are principally on a single floor the company is able to operate much more efficiently than in the past.

The Company currently has two tenants who are not affiliated with the Company, and have executed leases at 1000 First Street. Additional information about the leases is referred to in Note 1 to the financial statements.

ITEM 3. LITIGATION

There are no material proceedings contemplated or threatened against the Company or any of its Subsidiaries. The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management there is no actual or pending litigation that would have a material adverse effect on the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The quarterly high and low prices of the Company's common stock are as follows:

     (1) The quarterly high and low prices of the Company's common stock as traded were as follows:

                              1998                 1997
                           High  Low           High    Low
                          -----  ----          ----    ---
First Quarter              5/8   5/16         1-1/2    7/8
Second Quarter            9/16   5/16           3/4    1/2
Third Quarter              1/2   3/16           1/2    3/8
Fourth Quarter            7/16   3/16         11/16   5/16

     (2) The Company's common shares are traded on the Nasdaq Bulletin Board.

     (3) The approximate number of shareholders of record on November 30, 1998 was 525.

     (4) No cash dividends have ever been declared nor are any expected in the near future.

     (5) Mr. Mendel Klein is the owner of 3,625,000 shares. Pursuant to Rule 144 of the 1933 Securities Act of 1933 as amended, he is permitted to sell 144 restricted shares: every 3 months sell in ordinary transactions the amount of shares that does not exceed the greater of 1% of the company's outstanding stock or average weekly volume for the preceeding 4 weeks.

ITEM 6.     SELECTED FINANCIAL DATA  -  fiscal year ended

             11/30/98      11/30/97       11/30/96      11/30/95      11/30/94
             --------      --------       --------      --------      --------

Revenues     $14,049,749   12,007,663    11,499,811     8,800,394     8,270,936
Net Income
(Loss)       $   563,438     (573,484)      362,119      (178,957)      276,471
Earnings Per
Share                .05         (.06)          .04          (.03)          .05
Cash Dividend
declared per share    -0-          -0-           -0-           -0-           -0-

At Year End:

Totl Asset    16,743,567   15,224,075    15,967,150    13,861,245    14,842,777

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRINTING SEGMENT

Net sales for the year ended November 30, 1998 totaled $13,670,258 as compared to $11,660,251 for the year ended November 30, 1997, for an increase of 17%. Management attributes the increase in sales to the fact that the company entered new markets for its printed paper products such as home furnishings. As the 8 color press continues to operate properly 1999 management is expecting to be able to enter additional markets. The 8 color press was successfully upgraded and repaired by the manufacturer in January 98. The 8 color press which was delivered and assembled in 1995 finally impacted sales this year and is anticipated to make an impact in 1999 which should increase sales in the future. The new 8 color press was expected to contribute towards sales and profits in 1998 and for 1999 with management having more experience on the press it seems likely that sales will be favorably impacted as new markets are penetrated by the company.

Gross profit percentage for 1998 was 25% compared to 22% for the year before. This was a result of significant improvements in production efficiencies because of contributions from the multipurpose 8 color press. This press is at least twice as fast as the other presses and needs less manpower and less time to complete orders. In addition it enables the company to print on a variety of different papers that were not possible in previous years.

REAL ESTATE SEGMENT

Rental income for the years 1998 compared to 1997 increased 9%. During 1998 the operating profit from the real estate division was $84,037 compared to $28,045 in 1997. The Com pany has two unaffiliated tenants with monthly rental income of $28,855. This segment expects to be profitable in the future now that the start up expenses and renovation period is over.

CORPORATE EXPENSES

General and administrative expenses for fiscal 1998 were 9% of sales as compared to 14% of sales for the preceding year. The decrease was due to the fact the Company upgraded its computer system which resulted in increased efficiencies and a reduction in payroll. Interest and finance charges paid by the Company during fiscal 1998 decreased slightly from the previous year due to the fact that the company's average debt level decreased from the previous year. The Company does not expect any significant additional borrowings for the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company finished its 1998 fiscal year with a current ration of 1.53 compared to 1.87 in the fiscal year 1997. Working capital and cash aggregated approximately 2,222,637 and 239,216 respectively at November 30 , 1998 as compared to 2,434,079 and 412,353 respectively at November 30, 1997. The Company believes its financial position at November 30, 1998 will enable it to take advantage of any new opportunities that may arise.

In fiscal 1998 cash flow provided from operations was $20,772 compared to $908,140 in 1997. The increase in accounts receivable of $1,249,933 was the main reason for the decrease in cash from operations. This was because of significant increases in sales in the second half of the year which resulted in higher accounts receivable at year end. Inventory increased because of higher sales levels. Accounts payable increase of $416,218 was because of the company's ability to obtain better credit terms because of its improved payment history. Net cash used by investing activities during 1998 was $835,407, which was primarily because of fixed assets acquisitions. Management does not anticipate any significant capital expenditures in 1998. Net cash provided by financing activities during 1998 was $641,498. This was primarily because the company increased debt levels.

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

YEAR 2000

The Company recognizes the potential business impact relating to the Year 2000 computer system issue and has implemented a plan to assess and improve the Company's state of readiness with respect to such issue. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

In recognition of the Year 2000 issue, commencing in 1997 the company initiated a comprehensive review of its information technology systems, which the Company is dependent upon for the conduct of its business operations, as well as the computer hardware and software products, components and other equipment supplied to the Company by third parties in order to determine the adequacy of those systems in light of the Company's future business requirements. Year 2000 readiness was one of the factors considered in the review of the Company's systems. Such review included testing and analysis of the Company's systems and inquiries of third parties supplying information technology systems, computer hardware and software products and components, and other equipment to the Company in order to receive assurances from such third parties that these systems, products and components are Year 2000 compliant. The Company completed its review in November 1998.

As a result of its review, the Company has determined that its internal financial software systems are adequate for the company's future business needs, including Year 2000 compliance, and do not need to be replaced.

The Company has not developed a "worst case" scen ario with respect to Year 2000 issues, but instead has focused its resources on identifying any material, remediable problems and reducing uncertainties generally, through the review procedures described above.

The Company has not developed Year 2000 contingency plans, other than the review described above, and does not believe such plans are merited by the results of its Year 2000 review. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the possible interruption of support provided by third parties resulting from their failure to be Year 2000 compliant.

If the Company or the third parties with which it has relationships were to not successfully meet its or their Year 2000 compliance requirements, the Company would likely encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures of third parties with which it has relationships.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LASER MASTER INTERNATIONAL, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Pages
                                                                           -----


Report of Independent Auditors ............................................   10

Consolidated Balance Sheets - November 30, 1998 ...........................11-12

Consolidated Statements of Operations for the Fiscal Years
ended 1998 & 1997 .........................................................   13

Consolidated Statements of Stockholders Equity for the
Fiscal Years ended 1998 & 1997 ............................................   14

Consolidated Statements of Cash Flows for the Fiscal Years
ended 1998 & 1997 .........................................................   15

Notes to Consolidated Financial Statements ................................16-27










All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required to because the required information is included in the finan cial statements or notes thereto.

                        LASER MASTER INTERNATIONAL, INC.

                                 ANNUAL REPORT

                               FISCAL YEAR ENDED

                               NOVEMBER 30, 1998

                              GOLDSTEIN AND MORRIS
                       CERTIFIED PUBLIC ACCOUNTANTS, P.C.
                              36 WEST 44TH STREET
                            NEW YORK, NEW YORK 10036


EDWARD B. MORRIS                                       TELEPHONE (212) 789-9800
ALAN J. GOLDBERGER                                     FACSIMILE (212) 789-8090
     -------                                           E-mail: info@goldmor.com
ALBERT M. GOLDSTEIN








               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------






The Board of Directors and Stockholders of
Laser Master International, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheets of Laser Master International, Inc. and subsidiaries as of November 30, 1998 and 1997 and the related consolidated statements of operations, stockholders equity and cash flows for the years ended November 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Master International, Inc. and subsidiaries as of November 30, 1998 and 1997 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


New York, New York                                     /s/ GOLDSTEIN AND MORRIS
February 10, 1999                                      ------------------------
                                                           Goldstein and Morris

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1998 AND 1997





ASSETS                                                      1998          1997
------                                                      ----          ----
Current assets
   Cash                                               $   239,216    $   412,353
   Short-term investments                                 476,085        462,625
   Accounts receivable, net of allowance for

      doubtful accounts of $254,500                     3,487,437      2,237,504
   Inventories                                          2,052,356      1,947,440
   Prepaid expenses and other                              75,506         64,722
   Loans receivable                                          --          127,347
   Current portion of notes receivable                    107,761           --
                                                      -----------    -----------

     Total current assets                               6,438,361      5,251,991
                                                      -----------    -----------

Property, plant and equipment
   Factory building and improvements                  $ 5,059,708      4,976,808
   Land - factory site                                    215,000        215,000
   Machinery and equipment                              8,507,395      8,124,395
   Engraving inventory                                    878,456        878,456
   Installation cost                                      953,524        942,797
   Furniture & fixtures                                   134,849        131,956
                                                      -----------    -----------

     Total                                             15,748,932     15,269,412

   Less: Accumulated depreciation                       6,075,330      5,558,589
                                                      -----------    -----------

     Net property, plant, and equipment                 9,673,602      9,710,823
                                                      -----------    -----------

Other Assets
   Notes receivable, net of current portion               323,282           --
   Deferred charges and other                             109,635         80,177
   Restricted cash                                        198,687        181,084
                                                      -----------    -----------

     Total other assets                                   631,604        261,261
                                                      -----------    -----------

                                                      $16,743,567    $15,224,075
                                                      ===========    ===========












               See accompanying notes to the financial statements.

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1998 AND 1997




LIABILITIES                                              1998            1997
-----------                                              ----            ----
Current liabilities
   Accounts payable                                 $  1,357,440    $    941,222
   Accrued expenses and taxes payable                     87,429         208,029
   Note payable                                        2,142,144       1,113,660
   Current portion of long term debt                     628,711         555,001
                                                    ------------    ------------

       Total current liabilities                       4,215,724       2,817,912
                                                    ------------    ------------

Long term liabilities
   Long term debt, net of current portion              4,315,970       4,776,666
   Other                                                  40,065            --
                                                    ------------    ------------

       Total long term liabilities                     4,356,035       4,776,666
                                                    ------------    ------------

       Total liabilities                               8,571,759       7,594,578
                                                    ------------    ------------

COMMITMENTS & CONTINGENCIES
---------------------------

   Notes 5, 6 and 9

STOCKHOLDERS' EQUITY
--------------------
   Common stock - authorized 50,000,000 shares
      $.01 par value issued and outstanding -
      10,615,380 shares                                  106,154         106,154
   Additional capital paid in excess of par            5,424,412       5,424,412
   Unrealized gain (loss) on securities                  (11,127)         10,000
   Retained earnings                                   2,652,369       2,088,931
                                                    ------------    ------------

       Total stockholders' equity                      8,171,808       7,629,497
                                                    ------------    ------------

                                                    $ 16,743,567    $ 15,224,075
                                                    ============    ============









               See accompanying notes to the financial statements.

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED NOVEMBER 30, 1998 AND 1997



                                                         1998           1997*
                                                         ----           -----

Revenues

   Product revenues                                $ 13,670,258    $ 11,660,251
   Rental income                                        379,491         347,412
                                                   ------------    ------------

      Total revenues                                 14,049,749      12,007,663
                                                   ------------    ------------

Cost of revenues
   Cost of product revenues                          10,218,974       9,017,036
   Cost of rental Income                                295,174         315,458
                                                   ------------    ------------

                                                     10,514,148       9,332,494
                                                   ------------    ------------

       Gross profit                                   3,535,601       2,675,169
                                                   ------------    ------------

Operating expenses
   Selling expenses                                   1,349,502       1,313,455
   General and administrative expenses                1,300,041       1,623,704
                                                   ------------    ------------

      Total operating expenses                        2,649,543       2,937,159
                                                   ------------    ------------

Operating income (loss)                                 886,058        (261,990)

Interest expense                                        375,238         421,337

Investment and other income                             (52,618)        (71,827)
                                                   ------------    ------------

Income (loss) before income taxes                       563,438        (611,500)

Income taxes (benefit)                                     --           (38,016)
                                                   ------------    ------------

Net income (loss)                                  $    563,438    $   (573,484)
                                                   ============    ============


Earnings (loss) per common share:
      Basic and diluted earnings (loss) per share  $        .05    $       (.06)
                                                   ============    ============







* Reclassified for comparative purposes






               See accompanying notes to the financial statements.

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED NOVEMBER 30, 1998 AND 1997







                                                                                                   Accumulated
                                                         Common      Additional                      Other
                                       Common             Stock       Paid-In       Retained       Comprehensive
                                       Shares             Amount      Capital       Earnings       Income (Loss)      Total
                                       ------             ------      -------       --------       -------------      -----

December 1, 1996                      10,374,600    $    103,746   $  5,276,820   $  2,662,415    $       --      $  8,042,981
Comprehensive income
    Net (loss)                              --              --             --         (573,484)           --          (573,484)
    Unrealized gains on
       securities net of tax                --              --             --             --            10,000          10,000
                                                                                                                  ------------
Total comprehensive income                                                                                            (563,484)
                                                                                                                  ------------
Proceeds from sale of common
  stock                                  240,780           2,408        147,592           --              --           150,000
                                    ------------    ------------   ------------   ------------    ------------    ------------
November 30, 1997                   $ 10,615,380    $    106,154   $  5,424,412   $  2,088,931    $     10,000    $  7,629,497
Comprehensive income
   Net income                               --              --             --          563,438            --           563,438
   Unrealized loss on securities,
      net of tax                            --              --             --             --           (21,127)        (21,127)
                                                                                                  ------------    ------------
Total comprehensive income                                                                                             542,311
                                    ------------    ------------   ------------   ------------    ------------    ------------
November 30, 1998                   $ 10,615,380    $    106,154   $  5,424,412   $  2,652,369    $    (11,127)   $  8,171,808
                                    ============    ============   ============   ============    ============    ============













               See accompanying notes to the financial statements.

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED NOVEMBER 30, 1998 AND 1997



                                                          1998           1997*
                                                          ----           -----

Cash flows from operating activities:
Net income (loss)                                    $   563,438    $  (573,484)
   Adjustments to reconcile to net cash
      provided by operating activities
      Depreciation                                       516,741        492,277
      Amortization                                        10,607         10,607
   Increase (decrease) in cash flows from
     operating activities resulting from
     changes in:
     Accounts receivable                              (1,249,933)       347,845
     Inventories                                        (104,916)       165,754
     Prepaid expenses and other                          (10,784)       (24,995)
     Other assets                                        (40,065)          --
     Accounts payable                                    416,218        125,475
     Accrued expenses and taxes payable                 (120,599)       402,677
     Other liabilities                                    40,065           --
     Deferred taxes                                         --          (38,016)
                                                     -----------    -----------

          Net cash provided by operations                 20,772        908,140
                                                     -----------    -----------

Cash flows from investing activities:
    Net purchase of short term investments               (13,460)       (57,402)
    Purchase of property plants and equipment           (479,520)       (93,406)
    Notes and loans receivable                          (303,696)      (127,347)
    Other assets                                         (17,604)         1,860
    Unrealized gain (loss)                               (21,127)        10,000
                                                     -----------    -----------

          Net cash used in investing                    (835,407)      (266,295)
                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from sale of common stock                      --          150,000
    Proceeds from debt                                 1,239,484          1,234
    Repayments of long term debt                        (597,986)      (777,503)
                                                     -----------    -----------

          Net cash flow provided by (used in)

              financing activities                       641,498       (626,269)
                                                     -----------    -----------

Net increase (decrease) in cash                         (173,137)        15,576

Cash, beginning of year                                  412,353        396,777
                                                     -----------    -----------

Cash, end of year                                    $   239,216    $   412,353
                                                     ===========    ===========

*Reclassified for comparative purposes.



               See accompanying notes to the financial statements.

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







NOTE 1 - GENERAL
----------------

The Company was founded in 1981 and prints for the textile and the gift wrap paper industries. The Company sells its products nationwide through its direct sales force and resellers. In addition the Company has a real estate division that rents space in the factory building owned by the Company.

Name and brief description of the companies are as follows:

a.   FLEXO-CRAFT PRINTS INC.
     The Company is engaged in the business of commercial printing and engraving, utilizing a laser technique. The Company principally prints an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of textile products and gift wrap paper.

b.  PASSPORT PAPERS INC. & EAST RIVER APTS. INC.
     These companies sell the products printed by Flexo Craft Prints Inc. They each sell under their own labels and in their respective markets.

c.   HARRISON REALTY CORP.
     The Company owns and operates a 240,000 sq. ft. factory building in Harrison, New Jersey. There are two unaffiliated tenants currently occupying 49% of the space.

     The leases expire on June 30, 1999 and January 1, 2000, with options to renew.

     The minimum rental income from unaffiliated noncancelable leases are as follows:



               At November 30,
               ---------------

               1999                           $ 274,570
               2000                              14,517
                                              ---------

               Minimum Rental Payments        $ 289,087
                                              =========

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

       Basis of Consolidation
       ----------------------
       The consolidated financial statements include the accounts of Laser Master International Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       Inventories
       -----------
       Inventories are stated at the lower of cost (first-in, first-out) or market.

       Depreciation
       ------------
       Depreciation of property plant and equipment is calculated on the straight line method based on estimated useful lives of 31-1/2 years for buildings and improvements and 10 to 40 years for machinery, equipment and furniture. Maintenance and repairs are charged to expenses as incurred.

       Income Taxes
       ------------
       Income taxes are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability approach for financial accounting and reporting of income taxes.

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

       Use of Estimates
       ----------------
       Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates.

       Concentrations of Credit Risk
       -----------------------------
       The Company's cash balances, including restricted cash, which are maintained in various banks are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times, may exceed these limits.

       Fair Value of Financial Instruments
       -----------------------------------
       The carrying value amounts of cash, prepaid expenses, accrued expenses and loans payable approximate fair value because of the short maturity of these items. It is not practical to estimate the fair value of long term debt because quoted market prices do not exist and estimates could not be made through other means.

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)










NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------

       Deferred Charges
       ----------------

       The above account consists principally of costs that were incurred upon the financing of the Company's factory building in Harrison, New Jersey and the new eight color printing press. The financing was done through a tax exempt bond issue through the New Jersey Economic Development Authority. These costs include EDA fees, legal fees, other professional fees and other closing costs. The costs are being amortized over the length of the loans using the straight line method.


       Earning (loss) per common share
       -------------------------------

       The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings Per share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants.


NOTE 3 - INVENTORIES
--------------------



           Inventories as of November 30, 1998 and 1997 are summarized as follows:

                                           1998             1997
                                           ----             ----

           Raw materials             $    883,313      $    606,762
           Work-in-process                403,438           203,340
           Finished goods                 765,605         1,137,338
                                     ------------      ------------
                                     $  2,052,356      $  1,947,440
                                     ============      ============

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)








NOTE 4 - INCOME TAXES
---------------------


The components of the deferred tax asset as of November 30, 1998 and 1997 are summarized as follows:




                                                  1998                  1997
                                                  ----                  ----


Tax credit carryforwards                     $    83,787            $    83,787
Net operating loss carryforwards                 227,460                352,706
Allowance for doubtful accounts                   86,530                 86,530
                                             -----------            -----------

Gross deferred tax assets                        397,777                523,023
Deferred tax liabilities:
Accelerated depreciation                         192,422                183,621
                                             -----------            -----------

Total net deferred tax assets                    205,355                339,402
Less: valuation allowance                       (205,355)              (339,402)
                                             -----------            -----------

Net deferred tax assets                      $    -                 $       -
                                             ===========            ============


As of November 30, 1998, there are loss carryforwards for Federal income tax purposes of approximately $669,000 available to offset future taxable income. The carryforwards expire in various years through November 30, 2012. In addition, there are investment tax credits of approximately $84,000 which expire November 30, 1999.

Reconciliation between statutory tax rate and effective tax rate for the years ended November 30, 1998 and 1997 is as follows:


                                                     1998               1997
                                                     ----               ----


Income taxes computed at statutory rate            $ 191,569       $       -
Utilization of loss carryforwards                   (191,569)              -
Deferred Income Tax                                     -             (38,016)
                                                   ---------       ----------

Provision for (Benefit) Inc. Taxes                 $    -          $  (38,016)
                                                   =========       ==========

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 5 - EMPLOYMENT CONTRACTS
-----------------------------

The Company has entered into a five year employment agreement with the company's Chairman of the Board, President and Treasurer commencing May 1996. Under the agreement, Mr. Klein's annual salary will be $125,000. In addition he has the right to purchase 400,000 shares of common stock each year at fair market value per share for three years commencing November 30, 1998.

The Company has also entered into employment contracts for the services of three key employees for a period of five years from May 1996, for an annual salary of $50,000 each. The three key employees received options to purchase 200,000 shares each year for two years and 175,000 shares in the third year at fair market value per share. The total number of options for each employee is 575,000.


NOTE 6 - CONTINGENT LIABILITIES
-------------------------------

The Company is contingently liable to Fleet Bank for letters of credit in the amount of $4,825,972 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on Flexo-Craft. Per the loan agreement the company is prohibited from paying cash dividends. The loan agreement to Fleet Bank contains various covenants. The Company was not in compliance with one of these covenants for the year ended November 30, 1997, however a waiver from the bank was received.


NOTE 7 - PENSION PLAN
---------------------

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

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7 - PENSION PLAN (continued)
---------------------------------

       Assumptions:

       The present value of benefits used to determine the net periodic pension cost, the projected benefit obligation and the accumulated benefit obligation are based on the following actuarial information:

                  1.  Mortality                        1983-A
                  2.  Discount Rate:                   7.50% Compounded annually
                  3.  Withdrawal                       Not used
                  4.  Salary Projection:               3% per year
                  5.  Return on Plan Assets:           7.50% Compounded annually
                  6.  Increase in 415 Limit:           3.0%

                  Asset Valuation Method: Fair Market Value

Net Periodic Pension Cost for Years Ended November 30, 1998 and 1997:
---------------------------------------------------------------------

                                                         1998            1997
                                                         ----            ----

1.   Service cost                                  $     5,361       $   13,983
2.   Interest cost                                      18,536           15,037
3.   Return on assets                                   (1,664)          29,788
4.   Net Amort. & deferral                             (13,747)          22,046
                                                   -----------       ----------

     Net pension cost                              $    11,814       $   21,278
                                                   ===========       ==========



Reconciliation of Funding Status:
---------------------------------


1.  Projected benefit obligation                   $ (271,043)       $ (229,916)
2.  Assets at fair value                              238,854           215,000
                                                   ----------        ----------

3.  Funding status                                    (32,189)          (14,516)
4.  Unrecognized net transition obligation             67,010            71,618
5.  Unrecognized prior service cost                      -                  -
6.  Unrecognized net (gain)/loss as of November 30      3,768            32,217
                                                   ----------        ----------

7.  Prepaid/(accrued) pension expense              $   (1,476)       $   24,885
                                                   ==========        ==========

Additional Liability as of November 30, 1998 and 1997:
------------------------------------------------------

1.  Projected accumulated benefit obligation       $   240,330       $  212,204
2.  Fair value of assets                               238,854          215,000
                                                   -----------       ----------
3.  Projected funded status                              1,476           (2,796)
4.  Prepaid pension exp.                                38,589           24,885
                                                   -----------       ----------

5.  Additional liability                           $    40,065       $   22,089
                                                   ===========       ==========

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)







NOTE 8 - LONG TERM DEBT
-----------------------

Long Term debt as of November 30, 1998 and 1997 is as follows:

                                                        1998             1997
                                                        ----             ----

NJ EDA Tax Exempt Bond -
Interest at 72% of LIBOR rate -
(3.3% average rate) -
requires annual principal
payment of $400,000 or $405,000
on August, through maturity on
August 1, 2004 collateralized
by an 8 color printing press                          $2,425,000      $2,830,000

NJ EDA Tax Exempt Bond -
Interest at 72% of LIBOR rate
(3.3% average rate) - annual principal
payment of $110,000 or $115,000 2014 -
secured by a first mortgage on the
factory building                                       1,780,000       1,895,000

Mortgage Payable - Requires monthly
principal payments of $3,889 plus
interest at 9% and matures on November
30, 2002 - secured by a second
mortgage on the factory building                         559,999         606,667

Capitalized lease - requires
monthly payments of $6,717 including
interest at 9%; matures June, 2001 -
secured by specific equipment                            179,682            --
                                                     -----------      ----------

      Total                                            4,944,681       5,331,667
      Less: current portion                              628,711         555,001
                                                     -----------      ----------

                                                      $4,315,970      $4,776,666
                                                     ===========      ==========


Escrow accounts have been established for accumulating the annual principal payments of the NJ EDA obligations as defined. These fund have been classified as restricted cash on the balance sheet.

                        LASER MASTER INTERNATIONAL, INC.


                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)







NOTE 8 - LONG TERM DEBT (continued)
-----------------------------------

Debt principal maturities for the next five years are approximately as follows:

                Year Ending
                November 30,
                ------------

                   1999                                  $    629,000
                   2000                                       635,000
                   2001                                       601,000
                   2002                                       940,000
                   2003                                       510,000
                   Thereafter                               1,630,000
                                                         ------------

                                                         $  4,945,000
                                                         ============


NOTE 9 - LEASING ARRANGEMENTS
-----------------------------

The Company and its subsidiaries lease equipment under various non-cancelable operating leases.

Future minimum payments under these lease obligations for subsequent years are approximately as follows:




                Year Ending
                November 30,                               Amount
                ------------                               ------
                   1999                                  $ 192,000
                   2000                                    125,000
                   2001                                     81,000
                   2002                                     35,000
                   2003                                     26,000
                                                         ---------
                                                         $ 459,000
                                                         =========



NOTE 10 - NOTE PAYABLE
----------------------

The Company has a $2,500,000 line of credit, of which $2,142,144 has been drawn as of November 30, 1998. The Company may borrow up to 80% of its qualified accounts receivable and 50% of raw materials inventory.

The note is secured by the accounts receivable and short-investments of $400,000. Interest is computed at 2.6% above the 30 day commercial paper rate.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)







NOTE 11 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

Industry segment information for the years ended November 30, 1998 and 1997 is as follows:



Sales to unaffiliated customers:                       1998            1997
                                                   ------------    ------------
   Printing                                        $ 13,670,258    $ 11,660,251
   Real estate                                          379,491         347,412
                                                   ------------    ------------
        Total                                      $ 14,049,749    $ 12,007,663
                                                   ============    ============
Operating income (loss)
   Printing                                        $    802,021    $   (290,035)
   Real estate                                           84,037          28,045
                                                   ------------    ------------
        Total                                      $    886,058    $   (261,990)
                                                   ============    ============
Identifiable property, plant and equipment:
   Printing                                        $ 10,474,224    $ 10,077,604
   Real estate                                        5,274,708       5,191,808
                                                   ------------    ------------
        Total                                      $ 15,748,932    $ 15,269,412
                                                   ============    ============
Capital expenditures:
   Printing                                        $    396,620    $      6,927
   Real estate                                           82,900          86,479
                                                   ------------    ------------
        Total                                      $    479,520    $     93,406
                                                   ============    ============
Depreciation
   Printing                                        $    369,853    $    347,177
   Real estate                                          146,888         145,100
                                                   ------------    ------------
        Total                                      $    516,741    $    492,277
                                                   ============    ============

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 12 - SHORT TERM INVESTMENTS
--------------------------------

The company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate clarification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. The debt securities are reported at amortized cost. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.


NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-----------------------------------------------------------

Cash paid during the years ended November 30, 1998 and 1997 is as follows:

                                      1998                       1997
                                      ----                       ----

       Interest                    $ 313,150                 $ 423,219
                                   =========                 =========


NOTE 14 - NOTES AND LOANS RECEIVABLE
------------------------------------

Loans receivables as of November 30, 1997 consists of amounts due from officers which were due on demand with interest at the prime lending rate. These loans were repaid in 1998 except for $17,000.

Notes receivables as of November 30, 1998 consists of amounts due from officers which are repayable in four annual installments of $103,510 plus interest at 8% per annum commencing November 20, 1999.

NOTE 15 - STOCK OPTIONS
-----------------------

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

A summary of option transactions, including those options granted pursuant to the terms of certain employment and other agreements, is as follows:

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 15 - STOCK OPTIONS (continued)
                                                  Option        Weighted Average
                                                  Shares         Exercise Price
                                                  ------         --------------


Outstanding, December 1, 1996                    1,920,000          $   1.05
Granted                                            345,000              1.05
Exercised                                             --                 --
Canceled                                          (100,000)            (1.00)
                                                 ---------          --------

Outstanding, November 30, 1997                   2,165,000              1.05


Granted                                          3,100,000               .31
Exercised                                             --                --
Canceled                                        (2,165,000)            (1.05)
                                                ----------          --------

Outstanding, November 30, 1998                   3,100,000          $    .31
                                                ==========          ========


A summary of options outstanding as of November 30, 1998 is as follows:


                                         Weighted Average
                           Exercise      Remaining              Number of Shares
Number Outstanding         Price         Contractual Life       Exercisable
------------------         -----         ----------------       -----------

   3,100,000               $  .31              4.7               1,175,000
   =========               ======             ====               =========


Warrants to Purchase Common Stock
---------------------------------

At November 30, 1998, the Company had outstanding warrants as follows:


                                Exercise                  Expiration
Number of Shares                 Price                      Date
----------------                 -----                      ----

  300,000                       $ 1.00                    May 10, 1999
  500,000                       $ 2.00                    May 10, 1999


The company has stock plans approved by the shareholders, which provide for the granting of options and restricted stock to officers, key employees and consultants. Options are granted at no less than fair market value on the date of grant and become exercisable in increments, in some instances partially conditioned on the attainment of specific performance objectives, and expire five years from the date of grant. (See Note 5).

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)








NOTE 16 - EARNINGS (LOSS) PER SHARE INFORMATION
-----------------------------------------------

The calculation of basic and diluted earnings (loss) per share for the years ended November 30, 1998 and 1997 is as follows:



                                              1998                   1997
                                              ----                   ----

Net income (loss) available to
     common share owners                $     563,438          $    (573,484)
                                        =============          =============

Average shares outstanding (a)             10,615,380             10,494,990

Dilutive securities
    Stock options                              65,069                -
    Warrants (b)                                 -                   -
                                        -------------          -------------
Average shares outstanding
     assuming dilution (c)              $  10,680,449          $  10,494,990
                                        =============          =============




(a) Used to compute basic earnings (loss) per share.

(b) Excluded because exercise price exceeds market value.

(c) Used to compute diluted earnings per share.


Excluded from 1997 computation was 2,165,000 of stock options and 800,000 of warrants which would be antidilutive.

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

DIRECTORS:
     Mendel Klein, Chairman
     Leah Klein, Director
     Muriel Klein, Director

AUDITORS:
     Goldstein and Morris, Certified Public Accountants, P.C.

COUNSEL:
     Baratta & Goldstein, P.C.

TRANSFER AGENT:
     American Stock Transfer Company

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Laser Master International Inc. has duly caused this report to be signed on its behalf by the undersigned, thereu nto duly authorized.

                                  LASER MASTER INTERNATIONAL INC.





                                   BY /S/ MENDEL KLEIN
                                      __________________________
                                      Mendel Klein, President and
                                      Chief Financial Officer


Dated: March 11, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on t he dates indicated.

/S/ MENDEL KLEIN
----------------------
Mendel Klein, Director
March 11, 1999


/S/ LEAH KLEIN
--------------------
Leah Klein, Director
March 11, 1999


/S/ MIREL SPITZ
---------------------
Mirel Spitz, Director
March 11, 1999