Form 10QSB
period 1999-02-28
LASER MASTER INTERNATIONAL INC
filed 1999-04-15
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended: February 28, 1999 Commission File No.: 2-76262-NY
                           -----------------                      ----------


                        LASER MASTER INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)

          New York                                  11-2564587
 ------------------------------              ---------------------------------
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

                         YES  X         NO
                            -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:


Common Stock - 10,615,380 shares each share $0.01 par value.

LASER MASTER INTERNATIONAL INC.
INDEX

     PART I - FINANCIAL INFORMATION                                   PAGE

     Item 1.  Financial Statements

          Consolidated  Balance Sheets - February 28, 1999            3-4

          Consolidated  Statements of Operations for the
          Three Months Ended February 28, 1999 and
          February 29, 1998                                             5

          Consolidated  Statements of Cash Flows for the
          Three  Months  Ended  February  28,  1999  and
          February  29,  1998                                           6

          Notes to Consolidated Financial  Statements                7-10


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.           11

     PART II. OTHER INFORMATION                                        12

                         PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    FEBRUARY 28,
                                                                       1999

CURRENT ASSETS:
     Cash in Banks                                                   $   151,553
     Marketable Securities                                               469,268
     Accounts Receivable - Net                                         3,040,824
     Merchandise Inventory                                             2,018,650
     Prepaid Expenses                                                     70,036
     Notes Receivable                                                    107,761
                                                                     -----------
TOTAL CURRENT ASSETS                                                 $ 5,858,092
                                                                     -----------

FIXED ASSETS:
     Factory Building & Improvements                                 $ 5,059,708
     Land - Factory Site                                                 215,000
     Machinery & Equipment                                             8,507,395
     Engraving Inventory                                                 878,456
     Installation Cost                                                   953,524
     Furniture & Fixtures                                                134,849
                                                                     -----------
TOTAL                                                                $15,748,932

Less:  Accum. Depreciation                                             6,204,515
                                                                     -----------
TOTAL FIXED ASSETS                                                   $ 9,544,417
                                                                     -----------

OTHER ASSETS:
     Deferred Charges                                                $    99,572
     Restricted Cash                                                     246,784
     Notes Receivable                                                    323,282
                                                                     -----------
TOTAL OTHER ASSETS                                                   $   669,638
                                                                     -----------
TOTAL
ASSETS                                                               $16,072,147
                                                                     ===========


     The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                                FEBRUARY 28,
                                                                    1999
                                                                -----------

CURRENT LIABILITIES:
     Accounts Payable                                          $    942,199
     Accrued Expenses & Taxes                                        76,140
     Current Portion of Long Term Debt                              628,711
     Loan - Merrill Lynch                                         1,903,336
                                                               ------------
TOTAL CURRENT LIABILITIES                                      $  3,550,386
                                                               ------------

LONG TERM LIABILITIES:
     Non-Current Portion of Long Term
          Debt                                                 $  4,284,152
          Other                                                      40,065
                                                                -----------

TOTAL LONG TERM LIABILITIES                                    $  4,324,217
                                                               ------------
TOTAL LIABILITIES                                              $  7,874,603
                                                               ------------
STOCKHOLDERS' EQUITY:
   Capital Stock - Authorized
     50,000,000 Shares at 1c Par Value
     Issued and Outstanding 10,615,380
     Shares at 2/28/99                                         $    106,154
     Capital in Excess Par                                        5,424,412
     Unrealized Gain on Securities                                  (11,127)
     Retained Earnings                                            2,678,105

                                                               ------------
TOTAL STOCKHOLDERS' EQUITY                                     $  8,197,544
                                                               ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 16,072,147
                                                               ============

     The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.




                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED


                                                   FEBRUARY 28,     FEBRUARY 29,
                                                      1999             1998
                                                  -----------       -----------

REVENUES                                           $ 3,185,571      $ 3,143,115
                                                   -----------      -----------

Depreciation Expense                               $   129,185      $   123,069
Cost of Sales                                        2,259,988        2,297,130
                                                   -----------      -----------

TOTAL COST OF SALES                                  2,389,173        2,420,199
                                                   -----------      -----------
GROSS PROFIT                                           796,398          722,916
                                                   -----------      -----------
OPERATING EXPENSES:
     Selling Expenses                              $   336,412      $   329,951
     General & Administrative Expenses                 350,554          320,105
                                                   -----------      -----------
TOTAL OPERATING EXPENSES                           $   686,966      $   650,056
                                                   -----------      -----------

OPERATING PROFIT                                   $   109,432      $    72,860
Interest & Finance Charges                         $    92,614      $   111,447
Interest & Dividend Income                              (8,918)          (2,969)
                                                   -----------      -----------

NET EARNINGS - BEFORE FIT                          $    25,736          (35,618)
                                                   ===========      ===========
     Less: FIT Provision - Current                        --               --
     Tax Effect of NOL Carryforward                       --               --
                                                   -----------      -----------
NET EARNINGS FOR THE PERIOD                        $    25,736          (35,618)
                                                   ===========      ===========
EARNINGS PER SHARE *                               $       .00      $       .00
                                                   ===========      ===========

 DIVIDENDS PER SHARE                                       -0-              -0-
                                                   ===========      ===========


* Earnings per share are based on 10,615,380 shares outstanding at February 28, 1999 and 10,615,380 February 29, 1998.




  The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.



                                       -5-


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASHFLOWS
                               THREE MONTHS ENDED

                                                   FEBRUARY 28     FEBRUARY 29,
                                                       1999            1998
                                                  -----------      -----------

Net Cash Flow From Operating
Activities:
     Net Income                                        $  25,736      $ (35,618)
Items Reflected in Net Income
Not Requiring Cash:
   Depreciation & Amortization                           129,185        123,069
                                                       ---------      ---------
                                                       $ 154,921      $  87,451
Cash Flow Provided From Operations
     Accounts Receivable                               $ 446,613      $(417,470)
     Inventories                                          33,706       (122,849)
     Prepaid Expenses                                      5,470           (683)
     Loans Receivable                                       --           33,832
     Accounts Payable                                   (415,241)      (153,722)
     Accrued Expenses                                    (11,289)      (164,248)
                                                       ---------      ---------
     Cash Flow Provided by Operations                  $ 214,180      $(737,689)

Cash Flow Provided from (used for)
Investment Purposes:
     Additions to Fixed Assets                         $    --        $ (48,131)
     Increase in Other Assets                            (38,034)      (127,726)
     Marketable Securities                                 6,817        (20,425)
                                                       ---------      ---------
Total Cash Flow Provided from
Investment Purposes                                    $ (31,217)     $(196,282)
Cash Flow Provided From (used for)
Financing Purposes:
     Repayment in Long Term Debt                        (270,626)       (11,667)
     Capital Contributed                                    --             --
     Increase in Bank Loan                                  --          590,323
                                                       ---------      ---------
Total Cash Flow From Financing                         $(270,626)     $ 578,656
Net Cash Flow                                          $ (87,663)     $(355,315)
Cash and Cash Equivalents at
Beginning of Period                                      239,216        412,353
                                                       ---------      ---------
Cash and Cash Equivalents at  End of Period            $ 151,553      $  57,038
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

Name and brief description of companies under common control:

1. FLEXO-CRAFT PRINTS INC.

This company has for approximately 18 years been engaged in the business of commercial printing and engraving, utilizing a laser technique. The company principally produces an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of varied end products.

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

b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:


The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended February 28, 1999 and February 29, 1998.

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

                                             02/28/99       02/29/98
                                             --------        --------
Depreciation charged to
Cost of Sales                                $129,185       $123,069
                                             ========       ========

The annual depreciation rates used are as follows:

          Building and Improvements                    3%
          Machinery and Equipment                  10% - 14.3%
          Furniture and Fixtures                      10%

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

NOTE 9.  TAX LOSS CARRYFORWARD

         On November 30, l998 the company had a net operating loss carryforward of $227,460.

NOTE 10.  REMUNERATION OF DIRECTORS AND OFFICERS

                                                                    Annual
Name            Capacity in which remuneration was received         Salary
------------    -------------------------------------------        --------

Mendel Klein    President, Treasurer, Chairman of the Board       $125,000
Leah Klein      Vice President, Secretary, Director                 -0-
Mirel Spitz     Vice President, Office Manager, Director            -0

         Mr. Mendel Klein, pursuant to an employment contract entered into with the company which became effective upon completion of the public offering, receives an annual salary of $125,000. Additionally, Mr. Klein will participate in group life, accident and hospitalization insurance, provide for all key employees, and he will have the use of a company owned automobile. No other officer or director has a contract of employment with the company. There are no consulting agreements in existence between the company and any officers.

NOTE 11.  CONTINGENT LIABILITIES

         The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $4,825,972 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft.

NOTE 12.  EARNINGS PER SHARE - 10,615,380 SHARES COMMON STOCK -
          PAR VALUE $0.0l at 2/28/99 and 10,615,380 shares at 2/29/98.


                                                         Fiscal years ended
                                                     02/28/99         02/29/98
                                                     --------         --------
          Net earnings per share -                     $  .00          $ .00


NOTE 13. ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $304,500 or 10% of accounts receivable.

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     FEBRUARY 28, 1999 AND FEBRUARY 29, 1998

                              RESULTS OF OPERATIONS
                              ---------------------
REVENUES

For the three months ended February 28, 1999 revenues increased 1% from the prior year. For the quarter ended February 29, 1998 revenues increased 26% over the same period from the prior year. This increase was primarily the result of increased sales volume through orders from existing customers. Management anticipates that the rate of increase of revenues when compared to the previous year will widen as the year goes on. This is based on the fact the company has signed contracts and received orders that should benefit the second half of the year. In addition the 8 color press is now operating satisfactorily and will contribute to revenue growth.

GROSS PROFIT

For the three months ended February 28, 1999 gross profit was 25% as compared to 23% for the same period in the previous year. In the current period the 8 color press was operating efficiently and that helped improve the gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 6% for the three months ended February 28, 1999 over the same period for the previous year. This was as a result of the Company's attempt to gear up its support systems for an expected increase in sales in the 2nd half of the year.


INTEREST EXPENSE

Interest expense decreased for the first three months of 1999 as compared to the same period for the previous year. This was as a result of lower levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At February 28, 1999 the Company had working capital of $2,307,706. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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




                                        LASER  MASTER  INTERNATIONAL,   INC.

                                        -------------------------------------
                                                   (Registrant)

     4/12/99                            /s/  MENDEL KLEIN
--------------------------------        -------------------------------------
     Date                               MENDEL KLEIN, PRESIDENT



     4/12/99                            /s/  LEAH KLEIN
--------------------------------        -------------------------------------
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