Form 10QSB
period 1999-05-31
LASER MASTER INTERNATIONAL INC
filed 1999-07-15
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:   MAY 31, 1999    Commission File No.: 2-76262-NY
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


                            (973) 482-7200
                           ----------------
                           Telephone Number

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

LASER MASTER INTERNATIONAL, INC.
INDEX



PART I - FINANCIAL INFORMATION                                        PAGE


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - May 31, 1999                 3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended May 31, 1999 and May 31, 1998               5

   Condensed Consolidated Statements of Operations for
   the Six Months Ended May 31, 1999 and May 31, 1998                   6

   Condensed Consolidated Statements for Cash Flows for
   the Six Months Ended May 31, 1999 and May 31, 1998                   7

   Notes to Condensed Consolidated Financial Statements                 8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                           12

PART II. OTHER INFORMATION                                             13

                          PART I. FINANCIAL INFORMATION


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                              MAY 31,
                                                               1999
                                                           -----------
CURRENT ASSETS:
  Cash in Banks                                            $   142,170
  Marketable Securities                                        502,696
  Accounts Receivable - Net                                  2,373,883
  Merchandise Inventory                                      1,817,356
  Prepaid Expenses                                              42,250
  Notes Receivable                                             107,761
                                                           -----------
TOTAL CURRENT ASSETS                                       $ 4,986,116
                                                           -----------
FIXED ASSETS:
  Factory Building & Improvements                          $ 5,241,098
  Land - Factory Site                                          215,000
  Machinery & Equipment                                      8,675,848
  Engraving Inventory                                          878,456
  Installation Cost                                            968,083
  Furniture & Fixtures                                         134,849
                                                           -----------
TOTAL                                                      $16,113,334

Less:  Accum. Depreciation                                   6,334,176
                                                           -----------
TOTAL FIXED ASSETS                                         $ 9,779,158
                                                           -----------
OTHER ASSETS:
  Deferred Charges                                         $    89,480
  Restricted Cash                                              456,187
  Loans Receivable                                             323,282
  CSU-Life Insurance                                            93,656
                                                           -----------

TOTAL OTHER ASSETS                                         $   962,605
                                                           -----------
TOTAL ASSETS                                               $15,727,879
                                                           ===========



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES


                                                               MAY 31,
                                                                1999
                                                            -----------
CURRENT LIABILITIES:
  Accounts Payable                                          $   519,643
  Accrued Expenses & Taxes                                       91,695
  Current Portion of Long Term Debt                             628,711
  Loan - Merrill Lynch                                        1,878,633
                                                            -----------
TOTAL CURRENT LIABILITIES                                   $ 3,118,682
                                                            -----------

LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                                    $ 4,292,637
                                                            -----------
TOTAL LONG TERM LIABILITIES                                 $ 4,292,637
                                                            -----------
TOTAL LIABILITIES                                           $ 7,411,319
                                                            -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,615,380                        $  106,154
    Shares at 5/31/98 Paid in Capital                         5,424,412
    Unrealized Gain                                               4,844
    Retained Earnings                                         2,781,150
                                                            -----------
TOTAL STOCKHOLDERS' EQUITY                                  $ 8,316,560
                                                            -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                      $15,727,879
                                                            ===========




The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED




                                                 MAY 31,           MAY 31,
                                                  1999              1998
                                               -----------       -----------
REVENUES                                       $ 3,683,560       $ 3,321,955
                                               -----------       -----------
Depreciation Expense                           $   129,661       $   113,626

Cost of Sales                                    2,833,626         2,141,129
                                               -----------       -----------
TOTAL COST OF SALES                            $ 2,963,287       $ 2,254,755
                                               -----------       -----------
GROSS PROFIT                                   $   720,273       $ 1,067,200
                                               -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                             $   257,131       $   448,654
  General & Administrative Expenses                302,136           469,463
                                               -----------       -----------
TOTAL OPERATING EXPENSES                       $   559,267       $   918,117
                                               -----------       -----------
NET EARNINGS - OPERATIONS                      $   161,006       $   149,083
  Interest Expense                                  61,177            98,877
  Interest & Dividend Income                        (3,216)          (19,769)
                                               -----------       -----------
NET EARNINGS BEFORE FIT                        $   103,045       $    69,975
  Less: FIT Provision - Current                       -                 -
  Tax Effect of NOL Carryforward                      -                 -
                                               -----------       -----------
NET EARNINGS FOR THE PERIOD                    $   103,045       $    69,975
                                               ===========       ===========

EARNINGS PER SHARE *                           $       .01       $       .01
                                               ===========       ===========
DIVIDENDS PER SHARE                                  -0-               -0-
                                               ===========       ===========



* Earnings per share are based on 10,615,380 shares outstanding at May 31, 1999 and on May 31, 1998 10,615,380.



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE SIX MONTHS ENDED




                                                MAY 31,           MAY 31,
                                                 1999              1998
                                              -----------       -----------

REVENUES                                      $ 6,869,131       $ 6,465,070
                                              -----------       -----------
Depreciation Expense                          $   258,846       $   236,695

Cost of Sales                                   5,093,614         4,438,259
                                              -----------       -----------
TOTAL COST OF SALES                           $ 5,352,460       $ 4,674,954
                                              -----------       -----------
GROSS PROFIT                                  $ 1,516,671       $ 1,790,116
                                              -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                            $   593,543       $   778,605
  General & Administrative Expenses               652,690           789,568
                                              -----------       -----------
TOTAL OPERATING EXPENSES                      $ 1,246,233       $ 1,568,173
                                              -----------       -----------
NET EARNINGS - OPERATIONS                         270,438           221,943
  Interest Expense                                153,791           210,324
  Interest & Dividend Income                      (12,134)          (22,738)
                                              -----------       -----------
NET EARNINGS BEFORE FIT                       $   128,781       $    34,357
  Less: FIT Provision - Current                      -                 -
  Tax Effect of NOL Carryforward                     -                 -
                                              -----------       -----------
NET EARNINGS FOR THE PERIOD                   $   128,781       $    34,357
                                              ===========       ===========

EARNINGS PER SHARE *                                  .01              (.00)
                                              ===========       ===========
DIVIDENDS PER SHARE                                -0-              -0-
                                              ===========       ===========



* Earnings per share are based on 10,615,380 shares outstanding at May 31, 1999 and on May 31, 1998 10,615,380.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED


                                                 MAY 31          MAY 31
                                                  1999            1998
                                              -----------     -----------
Net Cash Flow From Operating
Activities:

  Net Income                                  $   128,781     $    34,357

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                     258,846         241,241
                                              -----------     -----------
                                              $   387,627     $   275,598
Cash Flow Provided From Operations
  Accounts Receivable                         $ 1,113,554     $  (236,801)
  Inventories                                     235,000        (100,144)
  Prepaid Expenses                                 33,256            (683)
  Accounts Payable                               (837,797)       (245,385)
  Accrued Expenses                                  4,266         (96,428)
                                              -----------     -----------
Cash Flow Provided by Operations              $   935,906     $  (403,843)

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets                   $  (364,402)    $  (218,282)
  Increase in Other Assets                       (315,030)       (439,177)
  Marketable Securities                           (26,611)        (21,481)
                                              -----------     -----------
Total Cash Flow Provided from                 $  (706,043)    $  (478,940)
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
  Payment of Debt                                (326,909)        (23,334)
  Capital Contributed                                -            748,110
                                              -----------     -----------
Cash Flow Used for Financing                  $  (326,909)    $   724,776
                                              -----------     -----------
Net Cash Flow                                 $   (97,046)    $  (358,007)
Cash and Cash Equivalents at
 Beginning of Period                              239,216         412,353
                                              -----------     -----------
Cash and Cash Equivalents at
 End of Period                                $   142,170     $    54,346
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

         Name and brief description of companies under common control:

         1.  FLEXO-CRAFT PRINTS INC.

             This company has for approximately 20 years been engaged in the business of commercial printing and engraving, utilizing a laser technique. The company principally produces an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of varied end products.

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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended May 31, 1999 and May 31, 1998.

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


                                            05/31/99        05/31/98
                                            --------        --------

         Depreciation charged to
         Cost of Sales                      $258,846        $236,695
                                            ========        ========


         The annual depreciation rates used are as follows:

         Building and Improvements                    3%

         Machinery and Equipment                  10% - 14.3%

         Furniture and Fixtures                      10%

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

NOTE 12. EARNINGS PER SHARE - 10,615,380 SHARES COMMON STOCK PAR VALUE $0.0l at 5/31/99 and 10,615,380 shares at 5/31/98.

                                                 Six Months ended

                                           05/31/99            05/31/98
                                           --------            --------
          Net earnings per share -         $  .01              $  .01

NOTE 13. ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $304,500 or 10% of accounts receivable.

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                          MAY 31, 1999 AND MAY 31, 1998

                              RESULTS OF OPERATIONS
                              ---------------------
REVENUES

For the six months ended May 31, 1999 revenues increased 6% from the prior year. For the quarter ended May 31, 1999 revenues increased 11% from the same period from the prior year. This increase was primarily the result of increased sales volume through orders from existing customers. Management has hired additional sales people to develop business in new markets such as home furnishing, packaging and plates which the company is capable of servicing. The 8 color press is working properly and has allowed the company to triple its capacity and to open new markets due to the expanded printing capabilities.

GROSS PROFIT

For the three months ended May 31, 1999 gross profit was 20% as compared to 32% for the same period in the previous year. The decrease in gross profit was due to the fact that the company printed many new designs for existing and new customers which will be used in mass production later this year and for next year. In printing new designs there is an initial learning curve which results in start up costs. Management is confident gross profit percentages will improve after these initial start up costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 21% for the three months ended May 31, 1999 over the same period for the previous year. This was as a result of the Company's attempt to control costs through significant reductions of general and administration costs and because of the increased sales volume.

INTEREST EXPENSE

Interest expense decreased for the first six months of 1998 as compared to the same period for the previous year. This was as a result of lower levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At May 31, 1999 the Company had working capital of $1,867,434. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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