Form 10QSB
period 1999-08-31
LASER MASTER INTERNATIONAL INC
filed 1999-10-15
CIK 700892

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

LASER MASTER INTERNATIONAL, INC.
INDEX



PART I - FINANCIAL INFORMATION                             PAGE


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - Aug 31, 1999      3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended Aug 31, 1999 and Aug 31, 1998    5

   Condensed Consolidated Statements of Operations for
   the Nine Months Ended Aug 31, 1999 and Aug 31, 1998       6

   Condensed Consolidated Statements for Cash Flows for
   the Nine Months Ended Aug 31, 1999 and Aug 31, 1998       7

   Notes to Condensed Consolidated Financial Statements      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                12

PART II. OTHER INFORMATION                                  13

                          PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                        AUG 31,
                                                                         1999
                                                                     -----------
CURRENT ASSETS:
  Cash in Banks                                                      $    69,070
  Marketable Securities                                                  497,946
  Accounts Receivable - Net                                            3,130,822
  Merchandise Inventory                                                1,567,356
  Prepaid Expenses                                                        22,250
                                                                     -----------
TOTAL CURRENT ASSETS                                                 $ 5,287,444
                                                                     -----------
FIXED ASSETS:
  Factory Building & Improvements                                    $ 5,309,698
  Land - Factory Site                                                    215,000
  Machinery & Equipment                                                8,652,777
  Engraving Inventory                                                    878,456
  Installation Cost                                                      968,083
  Furniture & Fixtures                                                   134,849
                                                                     -----------
TOTAL                                                                $16,158,863

Less:  Accum. Depreciation                                             6,463,599
                                                                     -----------
TOTAL FIXED ASSETS                                                   $ 9,695,264
                                                                     -----------
OTHER ASSETS:
  Deferred Charges                                                   $    69,570
  Escrow Acct. - EDA                                                      69,937
  Loans Receivable                                                       451,977
  CSV - Insurance                                                         93,656
                                                                     -----------

TOTAL OTHER ASSETS                                                   $   685,140
                                                                     -----------
TOTAL ASSETS                                                         $15,667,848
                                                                     ===========



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES


                                                                        AUG 31,
                                                                         1999
                                                                     -----------
CURRENT LIABILITIES:
  Accounts Payable                                                   $ 1,337,334
  Accrued Expenses & Taxes                                               204,627
  Current Portion of Long Term Debt                                      543,335
  Loan - Merrill Lynch                                                 1,365,373
                                                                     -----------
TOTAL CURRENT LIABILITIES                                            $ 3,450,669
                                                                     -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                                             $ 3,718,332
                                                                     -----------
TOTAL LONG TERM LIABILITIES                                          $ 3,718,332
                                                                     -----------
TOTAL LIABILITIES                                                    $ 7,169,001
                                                                     -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,615,380                                $   106,154
    Shares at 8/31/99 Paid in Capital                                  5,424,412
    Unrealized Gain                                                          543
    Retained Earnings                                                  2,967,738
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                           $ 8,498,847
                                                                     -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                               $15,667,848
                                                                     ===========




The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED




                                                     Aug 31,           Aug 31,
                                                      1999              1998
                                                  -----------       -----------
REVENUES                                          $ 4,220,214       $ 4,119,471
                                                  -----------       -----------
Depreciation Expense                              $   129,423       $   118,348

Cost of Sales                                       2,888,354         2,810,346
                                                  -----------       -----------
TOTAL COST OF SALES                               $ 3,017,777       $ 2,928,694
                                                  -----------       -----------
GROSS PROFIT                                      $ 1,202,437       $ 1,190,777
                                                  -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                                $   361,056       $   387,598
  General & Administrative Expenses                   514,799           598,628
                                                  -----------       -----------
TOTAL OPERATING EXPENSES                          $   875,855       $   986,226
                                                  -----------       -----------
OPERATING PROFIT                                  $   326,582       $   204,551

Interest & Finance Charges                            148,027           100,686
Interest & Dividend Income                             (8,033)           (8,578)
                                                  -----------       -----------
NET EARNINGS BEFORE FIT                           $   186,588       $   112,443
  Less: FIT Provision - Current                          --                --
  Tax Effect of NOL Carryforward                         --                --
                                                  -----------       -----------
NET EARNINGS FOR THE PERIOD                       $   186,588       $   112,443
                                                  ===========       ===========

EARNINGS PER SHARE *                              $       .02       $       .01
                                                  ===========       ===========
DIVIDENDS PER SHARE                                       -0-               -0-
                                                  ===========       ===========

* Earnings per share are based on 10,615,380 weighted shares outstanding at 8/31/99 & 10,615,380 shares outstanding at 8/31/98.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE NINE MONTHS ENDED




                                                    Aug 31,           Aug 31,
                                                     1999              1998
                                                 -----------       -----------

REVENUES                                         $ 11,089,345      $ 10,584,541
                                                 ------------      ------------
Depreciation Expense                             $    388,269      $    355,043

Cost of Sales                                       7,981,968         7,248,605
                                                 ------------      ------------
TOTAL COST OF SALES                              $  8,370,237      $  7,603,648
                                                 ------------      ------------
GROSS PROFIT                                     $  2,719,108      $  2,980,893
                                                 ------------      ------------
OPERATING EXPENSES:
  Selling Expenses                               $    954,599      $  1,166,203
  General & Administrative Expenses                 1,167,489         1,388,196
                                                 ------------      ------------
TOTAL OPERATING EXPENSES                         $  2,122,088      $  2,554,399
                                                 ------------      ------------
OPERATING PROFIT                                 $    597,020      $    426,494

  Interest & Finance Charges                          301,818           311,010
  Interest & Dividend Income                          (20,167)          (31,316)
                                                 ------------      ------------
NET EARNINGS BEFORE FIT                               315,369      $    146,800
  Less: FIT Provision - Current                          --                --
  Tax Effect of NOL Carryforward                         --                --
                                                 ------------      ------------
NET EARNINGS FOR THE PERIOD                      $    315,369      $    146,800
                                                 ============      ============

EARNINGS PER SHARE *                             $        .03      $        .01
                                                 ============      ============
DIVIDENDS PER SHARE                                       -0-               -0-
                                                 ============      ============


* Earnings per share are based on 10,615,380 weighted shares outstanding at Aug 31, 1999 and on Aug 31, 1998 10,615,380.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED


                                                    Aug 31           Aug 31
                                                     1999            1998
                                                  -----------     -----------
Net Cash Flow From Operating
Activities:

  Net Income                                      $   315,369       $   146,800

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                         388,269           355,043
                                                  -----------       -----------
                                                  $   703,638       $   501,843
Cash Flow Provided From Operations
  Accounts Receivable                             $   356,615       $  (661,079)
  Inventories                                         485,000           309,000
  Prepaid Expenses                                     53,256            35,504
  Sundry Receivable                                   107,761           127,347
  Accounts Payable                                    (20,106)         (104,591)
  Accrued Expenses                                    117,198           (20,476)
                                                  -----------       -----------
Cash Flow Provided by Operations                  $ 1,803,362       $   187,548
Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets                       $  (409,931)      $  (109,812)
Increase in Other Assets                              (81,931)         (280,116)
  Marketable Securities                               (21,861)          (27,623)
                                                  -----------       -----------
Total Cash Flow Provided from                     $  (513,723)      $  (417,551)
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
Increase in Long Term Debt                         (1,459,785)          (76,775)
                                                  -----------       -----------
Cash Flow Used for Financing                       (1,459,785)          (76,775)

Net Cash Flow                                     $  (170,146)      $  (306,778)
Cash and Cash Equivalents at
 Beginning of Period                                  239,216           412,353
                                                  -----------       -----------
Cash and Cash Equivalents at
 End of Period
                                                  $    69,070       $   105,575
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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:


            The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the nine months ended Aug 31, 1999 and Aug 31, 1998.

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


                                            08/31/99        08/31/98
                                            --------        --------

         Depreciation charged to
         Cost of Sales                      $388,269        $442,633
                                            ========        ========


         The annual depreciation rates used are as follows:

         Building and Improvements                    3%

         Machinery and Equipment                  10% - 14.3%

         Furniture and Fixtures                      10%


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

NOTE 12. EARNINGS PER SHARE - 10,615,380 SHARES COMMON STOCK PAR VALUE $0.0l at 8/31/99 and 10,615,380 shares at 8/31/98.

                                                Nine Months ended

                                           08/31/99            08/31/98
                                           --------            --------
         Net earnings per share -          $  .03              $  .01

NOTE 13.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Bad debts are written off as they occur. An allowance for doubtful accounts has been established in the amount of $404,500 or 13% of accounts receivable.

NOTE 14.  YEAR 2000 COMPLIANCE

         Management has addressed the concerns of potential year 2000 computing problems, both internally and with external parties, and believes that significant additional costs will not be incurred because of this circumstance.

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                          AUG 31, 1999 AND AUG 31, 1998

                              RESULTS OF OPERATIONS
                              ---------------------

REVENUES

For the nine months ended Aug 31, 1999 revenues increased 5% from the prior year. For the quarter ended Aug 31, 1999 revenues increased 2% from the same period from the prior year. This increase was primarily the result of increased sales volume through orders from existing customers. Management has hired additional sales people to develop business in new markets such as home furnishing, packaging and plates which the company is capable of servicing. There has been positive feedback from potential customers in these markets but any actual orders most likely won't be shipped until the next fiscal year. Management attributes most of the improved performance to the contribution of the 8 color press which increases the company's capacity and efficiency due to the significant improvement in printing speeds reached and range of products.


GROSS PROFIT

For the three months ended Aug 31, 1999 gross profit was 28% as compared to 28% for the same period in the previous year. The same margins were a direct result of a reduction in certain inventory items at lower prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased for the three months ended Aug 31, 1999 over the same period for the previous year. This was as a result of the Company's investment in advanced computer software and hardware plus cost controls on salesman.


INTEREST EXPENSE

Interest expense decreased for the first nine months of 1999 as compared to the same period for the previous year. This was as a result of lower levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At Aug 31, 1999 the Company had working capital of $1,836,775. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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




                                  LASER MASTER INTERNATIONAL, INC.
                                  --------------------------------
                                  (Registrant)


      October 14, 1999             /s/ Mendel Klein
      -----------------           --------------------------------
           Date                   MENDEL KLEIN, PRESIDENT


      October 14, 1999            /s/ Leah Klein
      -----------------           --------------------------------
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