Form 10KSB
period 1999-11-30
LASER MASTER INTERNATIONAL INC
filed 2000-03-13
CIK 700892

FORM 10-KSBA

            SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                  ANNUAL REPORT

       Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                               Commission file number
-------------------------                               ----------------------
  November 30, 1999                                           2-76262-NY

                        Laser Master International, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                             11-2564587
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

     1000 First Street, Harrison, N.J.                    07029
-----------------------------------------               ----------
 (Address of principal executive Offices)               (Zip Code)

                                 (973) 482-7200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
        Title of each class                          which registered
----------------------------------------         --------------------------
  Common Stock Par Value $.01 Per Share            Nasdaq Bulletin Board

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              YES    X        No
                                                      ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Common Stock - Par Value $.01                                10,615,380
    -----------------------------                            ------------------
             Class                                           Outstanding Shares

   Aggregate Market Value of Non-Affiliate Stock at February 28, 2000 approximately$5,360,767

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

(a) General:
Laser Master Int'l Inc. was founded in 1981 and prints for the textile industry and the gift wrap paper industry. Laser Master sells its products and services nationwide thru its direct sales force and resellers. In addition Laser Master has a real estate subsidiary Harrison First Realty Corp. which owns a factory building in Harrison, New Jersey. The building is 240,000 square feet of which 49% is rented to two unaffiliated tenants and 51% is rented to Flexo-Craft Prints Inc. Flexo-Craft Prints Inc. is the printing subsidiary and is engaged in the use of a computerized laser system to accomplish Flexographic printing for industrial and commercial printing and engraving, and counts among its customers large corporations, some of which are listed on the NY Stock Exchange.

    THE FLEXO-CRAFT PROCESS

The principal operation of Flexo-Craft is to utilize a ZED laser in its process. A laser is a device which emits a coherent wavelength (color). A large degree of control is afforded, and as a consequence, an exceptionally high density of power can be delivered to a well-defined area by focusing the light energy. Using a computer driven system the laser beam makes grooves in the form of designs and patterns onto a rubber material. The rubber material is then sealed on a steel or aluminum cylinder which is then placed on a printing press. In the heat transfer printing process the ink is injected into the grooves using a computer driven process and then the rubber coated cylinder prints on heat transfer paper. The heat transfer paper is sold to manufacturers who then seal it onto textile materials. The same process is used for gift wrap paper except that the paper itself is the final product. One of our six color presses prints heat transfer paper and the other six color press prints gift wrap paper. Our eight color press can print either paper and in addition can print for the wallpaper, home furnishings, carpet and other industries. The 8 color press also is two times faster than the newest six color press.

We accept patterns from the customer or can design its own patterns using a computerized color separating system. In addition we have an extensive supply of rubber coated cylinders with designs already engraved which can be reused numerous times.

INDUSTRY SEGMENT INFORMATION

During the last two fiscal years ending November 30, 1999 and 1998, the following is a listing of the percentage of revenue which contributed toward our total revenue.

                            1999     l998
                            ----     ----
Heat Transfer                42%      45%
Gift Wrap                    56%      52%
Roll Covering                 2%       3%
                            ----     ----
Total %                     100%     100%

We do not consider our business to be a seasonal business. However prior to the Christmas Season the Christmas gift wrap business tends to increase. Historically sales are greater in the second half of the year as customers need more gift wrap paper as the Christmas holiday season approaches.

COMPETITION

Flexo-Craft is subject to competition in both laser and commercial printing engraving. There is no assurance that other companies with greater resources will not engage in the same business as Flexo Craft. Flexo Craft competes with a major competitor in the use of the laser in its business. There are three companies currently engaged in a business similar to that of Flexo-Craft. In addition, Flexo Craft competes with many other companies who use conventional methods of processing, which do not include the use of the laser.

Flexo-Craft presently sells to approximately 150 customers. Flexo-Craft does not depend upon one customer or a few that would materially affect our sales, however, the loss of a certain number of its customers would have a material effect upon our business.

We have approximately three to four competitors in the Heat Transfer Business; approximately twelve in its Gift Wrap Business; and two to three in its Roll Covering Business.

We compete with our competitors principally with respect to the quality of our product and our ability to deliver its product on a timely basis to our customers. Generally, price is not the most significant factor with respect to a customer, as the customer is most interested in the quality of the product delivered to it.

We do not have sales representatives and maintain a sales staff of six individuals who visit our customers of the Company on a national basis.

EMPLOYEES

We currently employ 85 employees, of which eight are in Management and 77 are Members of Local 1718 of the United Production Workers. We generally enjoy favorable relations with its union employees, and have not in our history had any strike or any work stoppage.


OTHER INFORMATION

We are not dependent on a single customer or a limited number of customers. No material portion of our business is subject to government contracts. Compliance with federal, state or local environmental protection laws have no material affect on our capital expenditures, earnings or competitive position.

         Backlog of orders:

                     Dollar amount of backlog and percentage
                     expected to be filled during the fiscal year.
As of:

November 30, 1999             $4,500,000              100%
November 30, 1998             $4,000,000              100%

The backlog of orders, is not affected by the seasonal cycle of the industry throughout the year. We filled all of our backlog orders during our last fiscal year ended November 30, 1999 and anticipated being able to fill all of our current backlog orders during our fiscal year ending November 30, 2000.

Flexo-Craft orders are generally subject to cancelable purchase orders or contracts. The rate of cancellation of orders has been insignificant. Although the stated backlog may be used as a guideline in determining the orders which may be delivered, the backlog is subject to change by reason of several factors, including possible cancellation, and should not be relied upon as being necessarily indicative of our revenues or profits within the indicated period, or otherwise.

ITEM 2. DESCRIPTION OF PROPERTIES
        -------------------------

Laser Master owns all the issued and outstanding common stock of Harrison First Realty Corp., which is the owner of the real property, plant and office facility of Laser Master. The building owned by Harrison First Realty Corp. is a single story industrial building located at 1000 First Street, Harrison, New Jersey. The building was refurbished in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires, required by the Company's Flexo- Craft facilities for use in its printing process. The building area is approximately 240,000 square feet, which is 51% utilized by the Company. The building has an existing mortgage in the sum of $1,670,000 as well as a second mortgage for $513,333.

Harrison First Realty currently has two tenants who are not affiliated with Laser Master, and have executed leases at 1000 First Street. Additional information about the leases is referred to in Note 1 to the financial statements.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

There are no material proceedings contemplated or threatened against Laser Master or any of its Subsidiaries. We are however involved in litigation from time to time in the ordinary course of our business. In the opinion of management there is no actual or pending litigation that would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                          PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

   (1) The quarterly high and low prices of the Company's common stock as traded were as follows:

                             1999                1998
                         High   Low             High  Low

                         -----  -----         ------  ----
First Quarter             3/8    1/4            5/8   5/16
Second Quarter            3/8    1/4           9/16   5/16
Third Quarter             7/16   5/16           1/2   3/16
Fourth Quarter            5/8    3/8           7/16   3/16

    (2) The Company's common shares are traded on the Nasdaq
        Bulletin Board.

   (3) The approximate number of shareholders of record on November 30, 1999 was 518.

    (4) No cash dividends have ever been declared nor are any expected in the near future.

    (5) Mr. Mendel Klein is the owner of 3,625,000 shares. Pursuant to Rule 144 of the 1933 Securities Act of 1933 as amended, he is permitted to sell a certain number of restricted shares: every 3 months sell in ordinary transactions the amount of share eligible for sale under Rule #144 during a 3 month period gain, subject to volume restrictions.

ITEM 6. SELECTED FINANCIAL DATA  -  fiscal year ended
        -----------------------

              11/30/99     11/30/98    11/30/97   11/30/96   11/30/95

            -----------  ----------  ----------  ---------- ----------

Revenues     $15,947,507  $14,049,749 12,007,663  11,499,811  8,800,394
Net Income   $   776,769  $   563,438   (573,484)    362,119   (178,957)
(Loss)
Earnings Per
Share            .07           .05       (.06)        .04        (.03)
Cash Dividend
per share        -0-             -0-        -0-         -0-        -0-

At Year End:

Totl Asset    16,805,437   16,743,567 15,224,075  15,967,150  13,861,245


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

PRINTING SEGMENT

Net sales for the year ended November 30, 1999 totaled $15,575,349 as compared to $13,670,258 for the year ended November 30, 1998, for an increase of 14%. Management attributes the increase in sales to the fact that the company entered new markets for its printed paper products such as packaging. As the 8 color press continues to operate properly management is expecting to be able to enter additional markets. The 8 color press was successfully upgraded and repaired by the manufacturer in January 98. The 8 color press which was delivered and assembled in 1995 finally impacted sales this year and is anticipated to make an impact in 2000 which should increase sales in the future. Through research and development management has developed innovative packaging products which began to be sold in the 4th quarter of 1999. Customer feedback has been favorable and the company has acquired several national customers for these packaging products for the current year.

Gross profit percentage for 1999 was 29% compared to 29% for the year before. This was a result of significant improvements in production efficiencies because of contributions from the multipurpose 8 color press. This press is at least twice as fast as the other presses and needs less manpower and less time to complete orders. In addition it enables the company to print on a variety of different papers that were not possible in previous years. As an offset to improved efficiencies raw material prices increased which put pressure on margins.

REAL ESTATE SEGMENT

Rental income for the years 1999 compared to 1998 decreased 2%. During 1999 the operating profit from the real estate division was $ 58,583 compared to $ 84,037 in 1998. The Company has two unaffiliated tenants with monthly rental income of $31,013. This segment expects to be profitable in the future now that the start up expenses and renovation period is over.

CORPORATE EXPENSES

General and administrative expenses for fiscal 1999 were 17% of sales as compared to 16% of sales for the preceding year. The increase was due to the fact the Company had a substantial bad debt expense which management does not expect to repeat

Interest and finance charges paid by the Company during fiscal 1999 increased slightly from the previous year due to the fact that the company's average debt level increased from the previous year.

The Company does not expect any significant additional borrowings for the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company finished its 1999 fiscal year with a current ration of 1.59 compared to 1.57 in the fiscal year 1998. Working capital and cash aggregated approximately $2,307,912 and $618,477 respectively at November 30, 1999 as compared to $2,421,324 and $239,216 respectively at November 30, 1998. The Company believes its financial position at November 30, 1999 will enable it to take advantage of any new opportunities that may arise.

In fiscal 1999 cash flow provided from operations was $2,093,058 compared to $20,772 in 1998. The increase in net profit plus the reduction of inventory in the amount of $537,284 was the main reason for the increase in cash from operations. In addition significant improvements in collections in the second half of the year resulted in lower accounts receivable at year end. Inventory decreased because of improved inventory controls. Accounts payable decrease of $99,990 was because of the company's ability to obtain discounts because of faster payments. Net cash used by investing activities during 1999 was $1,146,879 which was primarily because of fixed assets acquisitions. Management does not anticipate any significant capital expenditures in 2000. Net cash used by financing activities during 1999 was $566,888. This was primarily because the company's repayment of debt.

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

YEAR 2000

Laser Master recognized the potential business impact relating to the Year 2000 computer system issue and had implemented a plan to assess and improve the Company's state of readiness with respect to such issue. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

In recognition of the Year 2000 issue, commencing in 1997 the company initiated a comprehensive review of its information technology systems, which the Company is dependent upon for the conduct of its business operations, as well as the computer hardware and software products, components and other equipment supplied to the Company by third parties in order to determine the adequacy of those systems in light of the Company's future business requirements. Year 2000 readiness was one of the factors considered in the review of the Company's systems. Such review included testing and analysis of the Company's systems and inquiries of third parties supplying information technology systems, computer hardware and software products and components, and other equipment to the Company in order to receive assurances from such third parties that these systems, products and components are Year 2000 compliant. Laser Master completed its review in November 1998.

As a result of its review, Laser Master had determined that its internal financial software systems are adequate for the company's future business needs, including Year 2000 compliance.

Laser Master did not develop a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying any material, remediable problems and reducing uncertainties generally, through the review procedures described above.

Laser Master had not developed Year 2000 contingency plans, other than the review described above, and did not believe such plans are merited by the results of its Year 2000 review. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the possible interruption of support provided by third parties resulting from their failure to be Year 2000 compliant.

If Laser Master or the third parties with which it has relationships were to not successfully meet its or their Year 2000 compliance requirements, the Company would likely encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. Laser Master could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures of third parties with which it has relationships. Laser Master has not experienced any Y-2K disruptions and does not anticipate any going forward.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ANNUAL REPORT ON FORM 10-KSB

                     YEARS ENDED NOVEMBER 30, 1999 AND 1998







                                TABLE OF CONTENTS
                                -----------------


                                                                       PAGE
                                                                        NO.
                                                                       ----

TITLE PAGE                                                                9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       10

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets                                                        11 - 12

Statements of Operations                                                 13

Statements of Changes in Stockholders' Equity                            14

Statements of Cash Flows                                                 15

Notes to Financial Statements                                         16 - 29

                        LASER MASTER INTERNATIONAL, INC.
                                       AND
                                  SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   YEARS ENDED

                           NOVEMBER 30, 1999 AND 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------






The Board of Directors and Stockholders of
Laser Master International, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheets of Laser Master International, Inc. and subsidiaries as of November 30, 1999 and 1998 and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Master International, Inc. and subsidiaries as of November 30, 1999 and 1998 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




New York, New York
February 16, 2000


                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1999 AND 1998





ASSETS                                                                  1999               1998*
------                                                           ---------------      -------------
Current assets
   Cash                                                          $      618,477        $    239,216
   Escrow account                                                       211,190             198,687
   Short-term investments                                               509,553             476,085
   Accounts receivable, net of allowance for

      doubtful accounts of $535,000 and $254,500                      3,166,279           3,487,437
   Inventories                                                        1,515,072           2,052,356
   Prepaid expenses and other                                            68,545              75,506
   Current portion of notes receivable                                  103,511             107,761
                                                                 --------------      --------------

     Total current assets                                             6,192,627           6,637,048
                                                                 --------------       -------------

Property, plant and equipment
   Factory building and improvements                                  5,408,550           5,059,708
   Land - factory site                                                  215,000             215,000
   Machinery and equipment                                            9,177,578           8,507,395
   Engraving inventory                                                  878,456             878,456
   Installation cost                                                    953,524             953,524
   Furniture & fixtures                                                 145,455             134,849
                                                                 --------------      --------------

     Total                                                           16,778,563          15,748,932

   Less: Accumulated depreciation                                     6,659,758           6,075,330
                                                                 --------------      --------------

     Net property, plant, and equipment                              10,118,805           9,673,602
                                                                  -------------      --------------

Other Assets
   Notes receivable, net of current portion                             207,022             323,282
   Deferred charges and other                                            72,386             109,635
   Surrender value of life insurance                                    214,597              -
                                                                 --------------      --------------

     Total other assets                                                 494,005             432,917
                                                                 --------------      --------------
     Total Assets                                                  $ 16,805,437        $ 16,743,567
                                                                 ==============      ==============


* Reclassified for comparative purposes.







                    See accompanying notes to the statements.



                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1999 AND 1998








LIABILITIES                                                1999            1998
------------------------------------------------   ------------    ------------
Current liabilities
   Accounts payable                                $  1,257,450    $  1,357,440
   Accrued expenses and taxes payable                    55,773          87,429
   Note payable                                       1,803,658       2,142,144
   Current portion of long term debt                    767,834         628,711
                                                   ------------    ------------

       Total current liabilities                      3,884,715       4,215,724
                                                   ------------    ------------

Long term liabilities
   Long term debt, net of current portion             3,961,868       4,315,970
   Other                                                   --            40,065
                                                   ------------    ------------

       Total long term liabilities                    3,961,868       4,356,035
                                                   ------------    ------------

       Total liabilities                              7,846,583       8,571,759
                                                   ------------    ------------


COMMITMENTS & CONTINGENCIES

   Notes 5, 6 and 10


STOCKHOLDERS' EQUITY
   Common stock - authorized 50,000,000 shares
      $.01 par value issued and outstanding -
      10,615,380 shares                                 106,154         106,154
   Additional capital paid in excess of par           5,424,412       5,424,412
   Accumulated other comprehensive income (loss)           (850)        (11,127)
   Retained earnings                                  3,429,138       2,652,369
                                                   ------------    ------------

       Total stockholders' equity                     8,958,854       8,171,808
                                                   ------------    ------------

       Total Liabilities and Stockholders'Equity   $ 16,805,437    $ 16,743,567
                                                   ============    ============









               See accompanying notes to the financial statements.



                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED NOVEMBER 30, 1999 AND 1998




                                                          1999             1998*
                                                  ------------     ------------

Revenues

   Product revenues                               $ 15,575,349     $ 13,670,258
   Rental income                                       372,158          379,491
                                                  ------------     ------------

      Total revenues                                15,947,507       14,049,749
                                                  ------------     ------------

Cost of revenues
   Cost of product revenues                         11,048,280        9,746,573
   Cost of rental Income                               313,575          295,174
                                                  ------------     ------------

                                                    11,361,855       10,041,747
                                                  ------------     ------------
       Gross profit                                  4,585,652        4,008,002
                                                  ------------     ------------

Operating expenses
   Selling expenses                                    799,583          921,903
   General and administrative expenses               2,662,012        2,200,041
                                                  ------------     ------------

      Total operating expenses                       3,461,595        3,121,944
                                                  ------------     ------------

Operating income                                     1,124,057          886,058

Interest expense                                      (420,551)        (375,238)

Investment and other income                             73,263           52,618
                                                  ------------     ------------

Income before income taxes                             776,769          563,438

Income taxes                                              --               --
                                                  ------------     ------------

Net income                                        $    776,769     $    563,438
                                                  ============     ============


Earnings per common share:
      Basic and diluted earnings per share        $        .07     $        .05
                                                  ============     ============




* Reclassified for comparative purposes








               See accompanying notes to the financial statements.



                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED NOVEMBER 30, 1999 AND 1998









                                                                                                 ACCUMULATED
                                                       COMMON       ADDITIONAL                     OTHER
                                        COMMON         STOCK         PAID-IN       RETAINED     COMPREHENSIVE
                                        SHARES         AMOUNT        CAPITAL       EARNINGS     INCOME (LOSS)     TOTAL
                                    -------------   -----------   -----------   -----------    --------------  -----------

December 1, 1997                       10,615,380   $   106,154   $ 5,424,412   $ 2,088,931    $    10,000    $ 7,629,497
Comprehensive income
                                             --            --            --         563,438           --          563,438
   Net income
   Unrealized loss on securities,
                                             --            --            --            --          (21,127)       (21,127)
                                                                                               -----------    -----------
      net of tax
Total comprehensive income                                                                                        542,311
                                      -----------   -----------   -----------   -----------    -----------    -----------
November 30, 1998                      10,615,380       106,154     5,424,412     2,652,369        (11,127)     8,171,808


Comprehensive income

    Net income                               --            --            --         776,769           --          776,769
    Unrealized gains on securities,

       net of tax                            --            --            --            --           10,277         10,277
                                                                                               -----------    -----------

Total comprehensive income                                                                                        787,046
                                      -----------   -----------   -----------   -----------    -----------    -----------

November 30, 1999                      10,615,380   $   106,154   $ 5,424,412   $ 3,429,138    $      (850)   $ 8,958,854
                                      ===========   ===========   ===========   ===========    ===========    ===========








               See accompanying notes to the financial statements.




                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED NOVEMBER 30, 1999 AND 1998


                                                             1999           1998
                                                      -----------    -----------

Cash flows from operating activities:
Net income                                            $   776,769    $   563,438
   Adjustments to reconcile to net cash
      provided by operating activities
      Depreciation                                        584,428        516,741
      Amortization                                         10,607         10,607
   Increase (decrease) in cash flows from operating
        activities resulting from changes in:
     Accounts receivable                                  321,158     (1,249,933)
     Inventories                                          537,284       (104,916)
     Prepaid expenses and other                             6,961        (10,784)
     Other assets                                         (12,503)       (40,065)
     Accounts payable                                     (99,990)       416,218
     Accrued expenses and taxes payable                   (31,656)      (120,599)
     Other liabilities                                       --           40,065
                                                      -----------    -----------

          Net cash provided by operations               2,093,058         20,772
                                                      -----------    -----------

Cash flows from investing activities:
    Surrender value of life insurance                    (214,597)          --
    Net purchase of short term investments                (33,468)       (13,460)
    Purchase of property, plant and equipment          (1,029,631)      (479,520)
    Notes and loans receivable                            120,510       (303,696)
    Other assets                                             --          (17,604)
    Unrealized gain (loss)                                 10,307        (21,127)
                                                      -----------    -----------

          Net cash used in investing                   (1,146,879)      (835,407)
                                                      -----------    -----------

Cash flows from financing activities:
    Deferred charges                                      (13,423)          --
    Note payable                                         (338,486)          --
    Proceeds from debt                                    503,882      1,239,484
    Repayments of long term debt                         (718,861)      (597,986)
                                                      -----------    -----------

          Net cash flow provided by (used in)

              financing activities                       (566,888)       641,498
                                                      -----------    -----------

Net increase (decrease) in cash                           379,261       (173,137)

Cash, beginning of year                                   239,216        412,353
                                                      -----------    -----------

Cash, end of year                                     $   618,477    $   239,216
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

Name and brief description of the companies are as follows:

a. FLEXO-CRAFT PRINTS INC. The Company engaged in the business of commercial printing and engraving, utilizing a laser technique. The Company principally prints an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of textile products and gift wrap paper.

b. PASSPORT PAPERS INC. & EAST RIVER APTS. INC. These companies sell the products printed by Flexo Craft Prints Inc. They each sell under their own labels and in their respective markets.

c. HARRISON FIRST REALTY CORP. The Company owns and operates a 240,000 sq. ft. factory building in Harrison, New Jersey. There are two unaffiliated tenants currently occupying 49% of the space. The leases expire on June 30, 2004 and January 1, 2005.

      The minimum rental income from unaffiliated noncancelable leases are as follows:



AT NOVEMBER 30,

                      2000                             $   373,158
                      2001                                 375,408
                      2002                                 375,408
                      2003                                 376,651
                      2004                                 304,179
                      2005                                  16,880
                                                       -----------

                      Total                            $ 1,821,684
                                                       ===========

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

        BASIS OF CONSOLIDATION
        ----------------------
        The consolidated financial statements include the accounts of Laser Master International Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        INVENTORIES
        -----------
        Inventories are stated at the lower of cost (first-in, first-out) or market.

        DEPRECIATION
        ------------
        Depreciation of property plant and equipment is calculated on the straight line method based on estimated useful lives of 31-1/2 years for buildings and improvements and 10 to 40 years for machinery, equipment and furniture. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

        INCOME TAXES
        ------------
        Income taxes are computed in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future taxconsequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

        DEFERRED CHARGES
        ----------------

        Deferred charges consists principally of costs that were incurred upon the financing of the Company's factory building in Harrison, New Jersey and the eight color printing press. The financing was done through a tax exempt bond issue through the New Jersey Economic Development Authority. These costs include EDA fees, legal fees, other professional fees and other closing costs. The costs are being amortized over the length of the loans using the straight line method.


        EARNINGS PER COMMON SHARE
        -------------------------

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


NOTE 3 - INVENTORIES
--------------------


           Inventories as of November 30, 1999 and 1998

              are summarized as follows:

                                                 1999                  1998
                                             -----------           -----------

           Raw materials                     $   779,266           $   883,313
           Work-in-process                       341,252               403,438
           Finished goods                        394,554               765,605
                                             -----------           -----------

                                             $ 1,515,072           $ 2,052,356
                                             ===========           ===========

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 4 - INCOME TAXES
---------------------

The components of the deferred tax asset as of November 30, 1999 and 1998 are summarized as follows:




                                                        1999             1998
                                                     ---------        ---------


Tax credit carryforwards                             $  83,787        $  83,787
Net operating loss carryforwards                          --            227,460
Allowance for doubtful accounts                        181,900           86,530
                                                     ---------        ---------

Gross deferred tax assets                              265,687          397,777
Deferred tax liabilities:
Accelerated depreciation                               221,000          192,422
                                                     ---------        ---------

Total net deferred tax assets                           44,687          205,355
Less: valuation allowance                              (44,687)        (205,355)
                                                     ---------        ---------

Net deferred tax assets                              $    --          $    --
                                                     =========        =========


At November 30, 1999 the Company fully utilized its net operating loss carryforwards of $774,000 that would have expired in various years through November 30, 2012. In addition, there are investment tax credits of approximately $84,000 which expire in November 30, 2001.

Reconciliation between statutory tax rate and effective tax rate for the years ended November 30, 1999 and 1998 is as follows:


                                                         1999            1998
                                                      ---------       ---------


Income taxes computed at statutory rate               $ 264,101       $ 191,569
Utilization carryforwards                              (264,101)       (191,569)
Deferred income tax                                        --              --
                                                      ---------       ---------

Provision for Income taxes                            $    --         $    --
                                                      =========       =========

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 5 - EMPLOYMENT CONTRACTS
-----------------------------

The Company has entered into a five year employment agreement with the company's Chairman of the Board, CEO and Treasurer commencing May 1996. Under the agreement, Mr. Mendel Klein's annual salary will be $125,000. In addition he has the right to purchase 400,000 shares of common stock each year at fair market value per share for three years commencing November 30, 1998.

In September 1999, the Company entered into a five year employment agreement with the Company's President, Mr. Abraham Klein, for an annual salary of $70,000. In July 1998 he received options to purchase 575,000 shares of the Company's common stock; 200,000 for two years and 175,000 in the third year at the fair market value per share.

The Company has also entered into employment contracts for the services of two key employees for a period of five years from May 1996, for an annual salary of $70,000 each. In July 1998 the two key employees received options to purchase 200,000 shares each year for two years and 175,000 shares in the third year at fair market value per share. The total number of options for each employee is 575,000.


NOTE 6 - CONTINGENT LIABILITIES
-------------------------------

The Company is contingently liable to Fleet Bank for letters of credit in the amount of $4,184,860 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a first lien on the assets of Harrison Realty and second and third liens on Flexo-Craft. Per the loan agreement the company is prohibited from paying cash dividends. The loan agreement to Fleet Bank contains various covenants. The Company exceeded the capital expenditures allowed pursuant to the term of the covenant for the year ended November 30, 1999. However, a waiver from the bank was received.


NOTE 7 - PENSION PLAN
---------------------

The Company has a non-contributory defined benefit pension plan which covers all eligible employees. The plan provides for normal retirement at age 65, or at least age 62 with 30 years of service, and optional early retirement. The benefits payable under the plan are generally determined on the basis of an employees length of service and earnings. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

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

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 7 - PENSION PLAN (CONTINUED)
---------------------------------

        A reconciliation of changes in the plan's benefit obligations, fair value of assets, and statement of funded status for the years ended November 30, 1999 and 1998 are as follows:


                                                              1999         1998
                                                         ---------    ---------
Reconciliation of benefit obligation:
                                                         $ 271,043    $ 229,516
Obligation, beginning of year
   Service cost                                              4,966        5,361
   Interest cost                                            19,389       18,536
   Curtailments                                            (32,178)        --
   Adjustments                                              (2,617)      17,630
                                                         ---------    ---------

Obligation, end of year                                  $ 260,603    $ 271,043
                                                         =========    =========

Reconciliation of fair value of plan assets:
                                                           238,854      215,000
Fair value, beginning of year
   Actual return on plan assets                             20,162       (1,664)
   Employer contributions                                    4,006       25,518
                                                         ---------    ---------

Fair value of plan assets, end of year                   $ 263,022    $ 238,854
                                                         =========    =========

Funded status:

   Funded status, December 1,                                2,419      (32,189)
   Unrecognized (gain) loss                                (33,187)       3,768
   Unrecognized prior service cost                            --           --
   Unrecognized transition obligation                       62,402       67,010
   Adjustment for minimum liability                           --        (40,065)
                                                         ---------    ---------

          Prepaid (accrued) benefit cost                 $  31,634    $  (1,476)
                                                         =========    =========

The amounts recognized in the Company's consolidated

   balance sheets as of November 30, 1999 and 1998 are

   as follows:

   Prepaid benefit cost                                  $  31,634    $  38,589
   Accrued benefit liability                                  --        (40,065)
                                                         ---------    ---------

                                                         $  31,634    $  (1,476)
                                                         =========    =========
          Net amount recognized


                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 7 - PENSION PLAN (CONTINUED)
---------------------------------


                                                               1999        1998
                                                           --------    --------
Components of the net periodic pension cost for the plan are as follows:

   Service cost                                            $  4,966    $  5,361
   Interest cost                                             19,389      18,536
   Expected return on plan assets                           (18,002)    (16,691)
   Amortization of transition asset                           4,608       4,608
                                                           --------    --------

   Net periodic pension cost                                 10,961      11,814

   Curtailment gain                                         (32,178)       --
                                                           --------    --------

Net periodic pension cost (income) after curtailments      $(21,217)   $ 11,814
                                                           ========    ========


The assumptions used in accounting for the Company's plan at November 30, 1999 and 1998 are as follows:


1.  Mortality                            1983-A
2.  Discount Rate                        7.50% Compounded annually
3.  Withdrawal                           Not used
4.  Salary Projection                    3% per year
5.  Return on Plan Assets                7.50% Compounded annually
6.  Increase in 415 Limit                3.0%

Asset Valuation Method: Fair Market Value

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - LONG TERM DEBT
-----------------------

Long Term debt as of November 30, 1999 and 1998 is as follows:


                                                                      1999          1998
                                                                   ----------   ----------


NJ EDA Tax Exempt Bond - Interest at 72% of LIBOR rate (3.3%
average rate) - requires annual principal payment of $400,000 or
$405,000 on August 1, through maturity on August 1, 2004
collateralized by an 8 color printing press                        $2,020,000   $2,425,000

NJ EDA Tax Exempt Bond - Interest at 72% of LIBOR rate (3.3%
average rate) - annual principal payment of $110,000 or
$115,000 through maturity on August 1, 2014 - secured by a
first mortgage on the factory building                              1,670,000    1,780,000

Mortgage Payable - Requires monthly principal payments of
$3,889 plus interest at 8.75% and matures on November 1,
2001 - secured by a second mortgage on the factory building           513,333      559,999

Capital lease obligations (See Note 9)                                526,369      179,682
                                                                   ----------   ----------

      Total                                                         4,729,702    4,384,682
      Less: current portion                                           767,834      628,711
                                                                   ----------   ----------

                                                                   $3,961,868   $4,315,970
                                                                   ==========   ==========



Escrow accounts have been established for accumulating the annual principal payments of the NJ EDA obligations as defined. These fund have been classified as an escrow account on the balance sheet.

Debt principal maturities for the next five years are approximately as follows:

                       YEAR ENDING
                       NOVEMBER 30,

                           2000                   $    800,000
                           2001                      1,195,000
                           2002                        595,000
                           2003                        510,000
                           2004                        515,000
                        Thereafter                   1,115,000
                                                  ------------
                                                  $  4,730,000
                                                  ============

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 9 - CAPITAL LEASE OBLIGATIONS
----------------------------------

The Company has entered into several leases for equipment. The leases are classified as capital leases. Accordingly, assets have been capitalized and have the following book value at November 30, 1999 and 1998:


                                               1999                1998
                                            ----------          ---------

Machinery & equipment                       $  714,882          $ 211,000

Less: accumulated depreciation                  61,048             10,550
                                            ----------          ---------

                                            $  653,834          $ 200,450
                                            ==========          =========

Obligations under capital leases as of November 30, 1999 and 1998 are summarized below:


                                               1999                1998
                                            ----------          ----------

Machinery & equipment                       $  526,369          $  179,682

Less: current portion due within one year      236,166              67,044
                                            ----------          ----------

                                            $  290,203          $  112,638
                                            ==========          ==========


As of November 30, 1999 and 1998 future minimum payments required under capital leases for subsequent years are as follows:


              YEARS ENDING NOVEMBER 30:        1999             1998
              --------------------------    ---------       ---------

                      2000                  $ 273,222       $  80,600
                      2001                    230,781          80,600
                      2002                     78,249          40,299
                                            ---------       ---------

Total minimum lease payments                  582,252         201,499

Less: amount representing interest             55,883          21,817
                                            ---------       ---------

Present value of lease obligations          $  526,369      $ 179,682
                                            ==========      =========


Total depreciation expense for assets under capital leases was $50,498 and $10,550 for the years ended November 30, 1999 and 1998, respectively.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 10 - LEASING ARRANGEMENTS
------------------------------

The Company and its subsidiaries lease equipment under various non-cancelable operating leases.



Future minimum payments under these lease obligations for subsequent years are approximately as follows:



              YEAR ENDING
              NOVEMBER 30,                             AMOUNT
              ------------                           ---------
                 2000                                $ 212,000
                 2001                                  128,000
                 2002                                   35,000
                 2003                                   26,000
                                                     ---------
                                                     $ 401,000



NOTE 11 - NOTE PAYABLE
----------------------

The Company has a $2,750,000 line of credit, of which $1,803,658 has been drawn as of November 30, 1999. The Company may borrow up to 80% of its qualified accounts receivable and 50% of raw materials inventory.

The note is secured by the accounts receivable and short-investments of $400,000. Interest is computed at 2.6% above the 30 day commercial paper rate.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 12 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

The Company operates primarily in the printing industry and leases a portion of the real estate it owns.

Following is a summary of segment information for the years ended November 30, 1999 and 1998:


Sales to unaffiliated customers:                            1999            1998
                                                     -----------     -----------

   Printing                                          $15,575,349     $13,670,258
   Real estate                                           372,158         379,491
                                                     -----------     -----------

        Total                                        $15,947,507     $14,049,749
                                                     ===========     ===========
Operating income (loss)
   Printing                                          $ 1,065,474     $   802,021
   Real estate                                            58,583          84,037
                                                     -----------     -----------

        Total                                        $ 1,124,057     $   886,058
                                                     ===========     ===========
Identifiable property, plant and equipment:
   Printing                                          $11,155,013     $10,474,224
   Real estate                                         5,623,550       5,274,708
                                                     -----------     -----------

        Total                                        $16,778,563     $15,748,932
                                                     ===========     ===========

Capital expenditures:
   Printing                                          $   997,584     $   396,620
   Real estate                                            32,047          82,900
                                                     -----------     -----------

        Total                                        $ 1,029,631     $   479,520
                                                     ===========     ===========
Depreciation
   Printing                                          $   438,308     $   369,853
   Real estate                                           146,120         146,888
                                                     -----------     -----------

        Total                                        $   584,428     $   516,741
                                                     ===========     ===========


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)




NOTE 13 - SHORT TERM INVESTMENTS
--------------------------------

The company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate clarification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. The debt securities are reported at amortized cost. Realized gains and losses are included in investment and other income. The cost of securities sold is based on the specific identification method.


NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-----------------------------------------------------------

Cash paid during the years ended November 30, 1999 and 1998 is as follows:

                                        1999                1998
                                     ---------           ---------

        Interest                     $ 420,551           $ 375,238
                                     =========           =========


NOTE 15 - NOTES AND LOANS RECEIVABLE
------------------------------------

Notes receivables as of November 30, 1999 consists of amounts due from two key employees which are repayable in three annual installments of $103,510 plus interest at 8% per annum commencing November 20, 2000.


NOTE 16 - STOCK OPTIONS
-----------------------

The Company adopted SFAS NO. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS NO. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. The quoted market price was below the option price on date of grant and no expense was recorded.

A summary of option transactions, including those options granted pursuant to the terms of certain employment and other agreements, is as follows:

                        LASER MASTER INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 16 - STOCK OPTIONS (CONTINUED)
----------------------------------

                                                     OPTION        WEIGHTED AVERAGE
                                                     SHARES         EXERCISE PRICE


Outstanding, December 1, 1997                       2,165,000             $1.05
Granted                                             3,100,000               .31
Exercised                                                --             --
Canceled                                           (2,165,000)            (1.05)
                                                   ----------          --------

Outstanding, November 30, 1998                      3,100,000               .31


Granted                                                  --             --
Exercised                                                --             --
Canceled                                                 --             --
                                                   ----------          --------
Outstanding, November 30, 1999                      3,100,000          $    .31
                                                   ==========          ========



A summary of options outstanding as of November 30, 1999 is as follows:


                                                 WEIGHTED AVERAGE
                                 EXERCISE           REMAINING       NUMBER OF SHARES
NUMBER OUTSTANDING                PRICE          CONTRACTUAL LIFE      EXERCISABLE
-------------------             -----------      ----------------   ----------------

   3,100,000                      $  .31               3.9             2,175,000
   =========                      ======              ====             =========


Warrants to purchase common stock, 300,000 at $1.00 and 500,000 at $2.00, expired on May 10, 1999.

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

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 17 - EARNINGS PER SHARE INFORMATION
----------------------------------------

The calculation of basic and diluted earnings per share for the years ended November 30, 1999 and 1998 is as follows:


                                                              1999          1998
                                                       -----------   -----------

Net income available to common share owners            $   776,769   $   563,438
                                                       ===========   ===========

Average shares outstanding (a)                          10,615,380    10,615,380

Dilutive securities
    Stock options (b)                                         --          65,069
    Warrants (b)                                              --            --
                                                       -----------   -----------

Average shares outstanding assuming dilution (c)        10,615,380    10,680,449
                                                       ===========   ===========



(a)  Used to compute basic earnings per share.

(b)  Excluded in 1999 because exercise price exceeds market value.

(c) Used to compute diluted earnings per share.


NOTE 18 - DEFERRED COMPENSATION PLAN
------------------------------------

In January 1999, the Company adopted a non-qualified deferred compensation plan for key employees which is payable upon the employees retirement plan or death. The plan is funded through the purchase of corporate owned life insurance policies in amounts necessary to meet the obligations under the plan. Retirement benefits will be funded by the surrender value of these policies less premiums paid.


NOTE 19 - SUBSEQUENT EVENT
--------------------------

In December 1999, the Board of Directors authorized the company to repurchase up to $500,000 of common stock. During the period December 1, 1999 to February 16, 2000 the Company repurchased 52,000 shares for $26,465.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
        ACCOUNTING AND FINANCIAL DISCLOSURES
        -------------------------------------------------


                        NONE

                             PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------


NAME              AGE         POSITION               TERM
----              ---         --------               ----

Mendel Klein      68     Chief Executive Officer    1 Year
                         Chairman of the Board

Abraham Klein     38     President                  1 Year

Leah Klein        64     Vice-President,            1 Year
                         Secretary, Director

Mirel Spitz       41     Vice-President,            1 Year
                         Director



Mendel Klein and Leah Klein are spouses.
Abraham Klein is their Son
Mirel Spitz is their daughter.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

                   CAPACITY IN WHICH REMUNERATION
NAME               WAS RECEIVED                        ANNUAL SALARY
----               ------------                        -------------

Mendel Klein       Chief Executive Officer,             $125,000
                   Chairman of the Board

Abraham Klein      President                            $ 70,000

Leah Klein         Vice-President, Secretary, Director     -0-

Mirel Spitz        Vice President, Director,               -0-
                   Office Manager

Mr. Mendel Klein, pursuant to an employment contract entered into with the company, which became effective upon completion of the public offering, is entitled to receive an annual salary of $125,000.

Abraham Klein has an employment contract which entitles him to receive an annual salary of $70,000. Additionally, Mendel Klein and Abraham Klein will participate in group life, accident and hospitalization insurance, provided for all key employees, and they will have the use of a company owned automobile. No other officer or director has a contract of employment with the company. There are no consulting agreements in existence between the company and any officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners


                  NAME AND ADDRESS      NUMBER OF      PERCENT
TITLE OF CLASS    OF BENEFICIAL OWNER   SHARES OWNED   OF CLASS
--------------    -------------------   ------------   --------

Common Stock      Mendel Klein          3,625,000         35%
$0.01 Par Value   38 Harrison Avenue
                  Brooklyn, N.Y. 11211


Set forth above is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on March 9, 2000.

(b) Security Ownership of Management None, other than Mendel Klein, listed above.

(c) Changes in Control

    The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------


         None

                                     PART IV



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------


(A) Financial Statements, Financial Statement Schedules, and Exhibits

    1. Financial Statements. See Item 8 for the Financial Statements of the Company filed as a part hereof (Exhibits omitted)

    2. Financial Statement Schedules. See Item 8 for the Financial Statement Schedules of the Company filed as a part hereof.

       OFFICERS:

         Mendel Klein, Chief Executive Officer & Chief Financial Officer Abraham Klein, President
         Leah Klein, Vice President & Secretary
         Mirel Spitz, Vice President

         DIRECTORS:

         Mendel Klein, Chairman
         Abraham Klein, Director

        Leah Klein, Director
         Muriel Klein, Director

         AUDITORS:

         Goldstein and Morris, Certified Public Accountants, P.C.


         COUNSEL:
         Baratta & Goldstein, P.C.

         TRANSFER AGENT:
         American Stock Transfer Company

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Laser Master International Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LASER MASTER INTERNATIONAL INC.




                                   BY ___________________________
                                      Mendel Klein, Chief Executive
                                      Officer & Chief Financial Officer

Dated:  March 10, 2000


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

----------------------
Mendel Klein, Director
March 10, 2000

-----------------------
Abraham Klein, Director
March 10, 2000

----------------------
Leah Klein, Director
March 10, 2000

----------------------
Mirel Spitz, Director
March 10, 2000