Form 10QSB
period 2000-02-29
LASER MASTER INTERNATIONAL INC
filed 2000-04-17
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: February 29, 2000 Commission File No.: 2-76262-NY
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

Common Stock - 10,520,880 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL INC.
INDEX



PART I - FINANCIAL INFORMATION                                    PAGE
------------------------------                                    ----


Item 1. Financial Statements


   Consolidated Balance Sheets - February 29, 2000                 3-4

   Consolidated Statements of Operations for the
   Three Months Ended February 29, 2000 and February 28, 1999        5

   Consolidated Statements of Cash Flows for the
   Three Months Ended February 29, 2000 and February 28, 1998        6

   Notes to Consolidated Financial Statements                     7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                        11

PART II. OTHER INFORMATION                                          12


                          PART I. FINANCIAL INFORMATION


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                  FEBRUARY 29,
                                                     2000
                                                  ------------
CURRENT ASSETS:
  Cash in Banks                                  $   308,511
  Marketable Securities                              496,242
  Accounts Receivable - Net                        2,653,370
  Merchandise Inventory                            1,997,072
  Prepaid Expenses                                    30,457
  Escrow Account                                     339,940
  Notes Receivable                                   103,511
                                                 -----------
TOTAL CURRENT ASSETS                             $ 5,929,103
                                                 -----------
FIXED ASSETS:
  Factory Building & Improvements                $ 5,481,288
  Land - Factory Site                                215,000
  Machinery & Equipment                            9,179,732
  Engraving Inventory                                878,454
  Installation Cost                                  953,524
  Furniture & Fixtures                               153,657
                                                 -----------
TOTAL                                            $16,861,655

Less:  Accum. Depreciation                         6,789,181
                                                 -----------
TOTAL FIXED ASSETS                               $10,072,474
                                                 -----------
OTHER ASSETS:
  Deferred Charges                               $    83,520
  Mutual Funds                                        38,542
  Notes Receivable                                   279,659
                                                 -----------
TOTAL OTHER ASSETS                               $   401,721
                                                 -----------
TOTAL ASSETS                                     $16,403,298
                                                 ===========




The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES



                                                 FEBRUARY 29,
                                                    2000
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $ 1,078,208
  Accrued Expenses & Taxes                            62,337
  Current Portion of Long Term Debt                  767,834
  Loan - Merrill Lynch                             1,642,292
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 3,550,671
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 3,950,202
                                                 -----------
TOTAL LONG TERM LIABILITIES                      $ 3,950,202
                                                 -----------
TOTAL LIABILITIES                                $ 7,500,873
                                                 -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,520,880
    Shares at 2/28/00                            $   105,209
    Capital in Excess Par                          5,424,412
    Unrealized Gain on Securities                    (30,977)
    Retained Earnings                              3,452,839
    Treasury Stock                                   (49,058)
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 8,902,425
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $16,403,298
                                                 ===========








The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.





                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED




                                         FEBRUARY 29,      FEBRUARY 28,
                                            2000              1999
                                         -----------       -----------
REVENUES
                                         $ 3,136,051       $ 3,185,571
                                         -----------       -----------
Depreciation Expense                     $   129,423       $   129,185

Cost of Sales                              2,256,594         2,259,988
                                         -----------       -----------
TOTAL COST OF SALES                        2,386,017         2,389,173
                                         -----------       -----------
GROSS PROFIT                                 750,034           796,398
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   328,762       $   336,412
  General & Administrative Expenses          331,039           350,554
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $   659,801       $   686,966
                                         -----------       -----------
OPERATING PROFIT                         $    90,233       $   109,432

Interest & Finance Charges               $    85,035       $    92,614
Interest & Capital Gains                     (18,503)           (8,918)
                                         -----------       -----------
NET EARNINGS - BEFORE FIT                $    23,701       $    25,736
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $     -0-         $    25,736
                                         ===========       ===========

EARNINGS PER SHARE *                     $       .00       $       .00
                                         ===========       ===========
DIVIDENDS PER SHARE                           -0-              -0-
                                         ===========       ==========



* Earnings per share are based on 10,520,880 shares outstanding at February 29, 2000 and 10,615,380 February 28, 1999.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED


                                         FEBRUARY 29     FEBRUARY 28,
                                             2000            1999
                                         -----------      -----------
Net Cash Flow From Operating
Activities:

  Net Income                             $    23,701      $    25,736

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                129,423          129,185
                                         -----------      -----------
                                         $   153,124      $   154,921
Cash Flow Provided From Operations
  Accounts Receivable                    $   512,909      $   446,613
  Inventories                               (482,000)          33,706
  Prepaid Expenses                            38,088            5,470
  Loans Receivable                              -                -
  Accounts Payable                          (179,242)        (415,241)
  Accrued Expenses                             6,564          (11,289)
                                         -----------      -----------
  Cash Flow Provided by Operations       $    49,443      $   214,180

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $   (83,092)     $      -
  Increase in Other Assets                    92,284          (38,034)
  Marketable Securities                     (145,566)           6,817
                                         -----------      -----------
Total Cash Flow Provided from
Investment Purposes                      $  (136,374)     $   (31,217)

Cash Flow Provided From (used for)
Financing Purposes:
  Repayment in Long Term Debt               (173,032)        (270,626)
  Capital Contributed                        (50,003)            -
  Increase in Bank Loan                         -                -
                                         -----------      -----------
Total Cash Flow From Financing           $  (223,035)     $  (270,626)

Net Cash Flow                            $  (309,966)     $   (87,663)
Cash and Cash Equivalents at
 Beginning of Period                         618,477          239,216
                                         -----------      -----------
Cash and Cash Equivalents at
 End of Period                           $   308,511      $   151,553
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

         2.  HARRISON FIRST REALTY CORP.

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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended February 29, 2000 and February 28, 1999.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

         (a) The statements are prepared on the accrual basis of accounting.

         (b) Inventory valuation:

             Inventories are stated at the lower of cost (first-in, first-out) or market. A

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

NOTE 5.  FACTORY BUILDING AND IMPROVEMENTS

         One of the wholly owned subsidiaries of the company, Harrison First Realty Corp., owns the land and the building situated at 1000 First Street, Harrison, New Jersey. The building is encumbered by a mortgage obtained from Fleet Bank and the New Jersey EDA.

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

                                            02/29/00        02/28/99
                                            --------        --------

         Depreciation charged to
         Cost of Sales                      $129,423        $123,185
                                            ========        ========


         The annual depreciation rates used are as follows:

         Building and Improvements                    3%

         Machinery and Equipment                  10% - 14.3%

         Furniture and Fixtures                      10%


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


NOTE 9.  TAX CREDIT CARRYFORWARD

         On November 30, l999 the company had a tax credit carryforward of $83,787.

NOTE 10.  REMUNERATION OF DIRECTORS AND OFFICERS


                                                                 Annual
Name            Capacity in which remuneration was received      Salary
-----            -------------------------------------------     --------

Mendel Klein    President, Treasurer, Chairman of the Board     $125,000
Leah Klein      Vice President, Secretary, Director                -0-
Mirel Spitz     Vice President, Office Manager, Director           -0

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

NOTE 11.  CONTINGENT LIABILITIES

         The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $4,184,860 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft.

NOTE 12. EARNINGS PER SHARE - 10,520,880 SHARES COMMON STOCK - PAR VALUE $0.0l at 2/29/00 and 10,615,380 shares at 2/28/99.

                                              Fiscal years ended

                                           02/29/00            02/28/99
                                           --------            --------
          Net earnings per share -         $  .00              $ .00

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999




                              RESULTS OF OPERATIONS
                              ---------------------


REVENUES

For the three months ended February 29, 2000 revenues decreased 1% from the prior year. The revenue decrease was due to the fact the company spent much factory time running samples for potential new customers for their new packaging products. If these sample runs are successful this would result in increased orders for the second half of the year.

GROSS PROFIT

For the three months ended February 29, 2000 gross profit was 24% as compared to 24% for the same period in the previous year. The company operated more efficiently due to faster press speeds but this was offset by higher raw material prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 2% for the three months ended February 29, 2000 over the same period for the previous year. This was as a result of the Company's cost control measures.

INTEREST EXPENSE

Interest expense decreased for the first three months of 2000 as compared to the same period for the previous year. This was as a result of lower levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At February 29, 2000 the Company had working capital of $2,378,432. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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




                                  LASER MASTER INTERNATIONAL, INC.
                                  --------------------------------
                                            (Registrant)


          4/13/00                  /s/ Mendel Klein
      -----------------           --------------------------------
           Date                   MENDEL KLEIN, PRESIDENT


          4/13/00                 /s/ Leah Klein
      -----------------           --------------------------------
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