Form 10QSB
period 2000-05-31
LASER MASTER INTERNATIONAL INC
filed 2000-07-17
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:   MAY 31, 2000    Commission File No.: 2-76262-NY
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

Common Stock - 10,477,880 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL, INC.
INDEX



PART I - FINANCIAL INFORMATION                                     PAGE
------------------------------                                     ----


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - May 31, 2000              3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended May 31, 2000 and May 31, 1999            5

   Condensed Consolidated Statements of Operations for
   the Six Months Ended May 31, 2000 and May 31, 1999                6

   Condensed Consolidated Statements for Cash Flows for
   the Six Months Ended May 31, 2000 and May 31, 1999                7

   Notes to Condensed Consolidated Financial Statements              8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                        12

PART II. OTHER INFORMATION                                          13

                          PART I. FINANCIAL INFORMATION


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                    MAY 31,
                                                    2000
                                                 -----------
CURRENT ASSETS:
  Cash in Bank                                   $   487,940
  Escrow Account                                     468,690
  Marketable Securities                              619,833
  Accounts Receivable - Net                        2,563,087
  Merchandise Inventory                            1,915,822
  Prepaid Expenses                                    30,457
  Notes Receivable                                   103,511
                                                 -----------
TOTAL CURRENT ASSETS                             $ 6,189,340
                                                 -----------
FIXED ASSETS:
  Factory Building & Improvements                $ 5,589,794
  Land - Factory Site                                215,000
  Machinery & Equipment                            9,182,560
  Engraving Inventory                                878,456
  Installation Cost                                  953,524
  Furniture & Fixtures                               197,822
                                                 -----------
TOTAL                                            $17,017,156

Less:  Accum. Depreciation                         6,918,604
                                                 -----------
TOTAL FIXED ASSETS                               $10,098,552
                                                 -----------
OTHER ASSETS:
  Deferred Charges                               $    83,520
  Restricted Cash                                    125,339
  Loans Receivable                                   345,123
  CSU-Life Insurance                                  38,541
                                                 -----------
TOTAL OTHER ASSETS                               $   592,523
                                                 -----------
TOTAL ASSETS                                     $16,880,415
                                                 ===========



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES


                                                    MAY 31,
                                                     2000
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $   875,743
  Accrued Expenses & Taxes                            48,247
  Current Portion of Long Term Debt                  767,834
  Loan - Merrill Lynch                               974,586
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 2,666,410
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 5,240,312
                                                 -----------
TOTAL LONG TERM LIABILITIES                      $ 5,240,312
                                                 ----------
TOTAL LIABILITIES                                $ 7,906,722
                                                 -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,477,880             $  104,779
    Shares at 5/31/00 Paid in Capital              5,424,412
    Unrealized Gain                                  (35,882)
    Retained Earnings                              3,584,009
    Treasury Stock                                  (103,625)
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 8,973,693
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $16,880,415
                                                 ===========



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.



                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED




                                            MAY 31,           MAY 31,
                                             2000              1999
                                         -----------       -----------
REVENUES                                 $ 3,599,473       $ 3,683,560
                                         -----------       -----------
Depreciation Expense                     $   129,423       $   129,661

Cost of Sales                              2,664,864         2,833,626
                                         -----------       -----------
TOTAL COST OF SALES                      $ 2,794,287       $ 2,963,287
                                         -----------       -----------
GROSS PROFIT                             $   805,186       $   720,273
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   312,987       $   257,131
  General & Administrative Expenses          394,102           302,136
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $   707,089       $   559,267
                                         -----------       -----------
NET EARNINGS - OPERATIONS                $    98,097       $   161,006
  Interest Expense                            96,518            61,177
  Interest & Dividend Income                (129,591)          (3,216)
  & Capital Gains                        -----------       -----------
NET EARNINGS BEFORE FIT                  $   131,170       $   103,045
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $   131,170       $   103,045
                                         ===========       ===========

EARNINGS PER SHARE *                     $       .01       $       .01
                                         ===========       ===========
DIVIDENDS PER SHARE                            -0-               -0-
                                         ===========       ===========


* Earnings per share are based on 10,477,880 shares outstanding at May 31, 2000 and on May 31, 1999 10,615,380.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE SIX MONTHS ENDED



                                           MAY 31,           MAY 31,
                                            2000              1999
                                         -----------       -----------
REVENUES                                 $ 6,735,524       $ 6,869,131
                                         -----------       -----------
Depreciation Expense                     $   258,846       $   258,846

Cost of Sales                              4,921,458         5,093,614
                                         -----------       -----------
TOTAL COST OF SALES                      $ 5,180,304       $ 4,352,460
                                         -----------       -----------
GROSS PROFIT                             $ 1,555,220       $ 1,516,671
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   641,749       $   593,543
  General & Administrative Expenses          725,141           652,690
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $ 1,366,890       $1,246,233
                                         -----------       -----------
NET EARNINGS - OPERATIONS                    188,330          270,438
  Interest Expense                           181,553          153,791
  Interest & Dividend Income                (148,094)         (12,134)
  and Capital Gains                      -----------       -----------
NET EARNINGS BEFORE FIT                  $   154,871       $  128,781
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $   154,871       $  128,781
                                         ===========       ===========

EARNINGS PER SHARE *                             .01               .01
                                         ===========       ===========
DIVIDENDS PER SHARE                             -0-              -0-
                                         ===========       ===========


* Earnings per share are based on 10,477,880 shares outstanding at May 31, 2000 and on May 31, 1999 10,615,380.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED


                                            MAY 31           MAY 31
                                             2000             1999
                                         -----------     -----------
Net Cash Flow From Operating
Activities:

  Net Income                             $   154,871     $   128,781

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                258,846         258,846
                                         -----------     -----------
                                         $   413,717     $   387,627
Cash Flow Provided From Operations
  Accounts Receivable                    $   603,192     $ 1,113,554
  Inventories                               (400,750)        235,000
  Prepaid Expenses                            38,088          33,256
  Accounts Payable                          (381,707)       (837,797)
  Accrued Expenses                            (7,526)          4,266
  Escrow Account                            (257,500)           -
                                         -----------     -----------
Cash Flow Provided by Operations         $     7,514     $   935,906

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $  (238,593)    $  (364,402)
  Increase in Other Assets                   (98,518)       (315,030)
  Marketable Securities                     (110,280)        (26,611)
  Unrealized Loss                            (35,032)           -
                                         -----------     -----------
Total Cash Flow Provided from            $  (482,423)    $  (706,043)
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
  Payment of Debt                            449,372        (326,909)
  Purchase of Treasury Stock                (105,000)           -
                                         -----------     -----------
Cash Flow Used for Financing             $   344,372     $  (326,909)
                                         -----------     -----------
Net Cash Flow                            $  (130,537)    $   (97,046)
Cash and Cash Equivalents at
 Beginning of Period                         618,477         239,216
                                         -----------     -----------
Cash and Cash Equivalents at
 End of Period                           $   487,940     $   142,170
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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended May 31, 2000 and May 31, 1999.

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


                                            05/31/00        05/31/99
                                            --------        --------

         Depreciation charged to
         Cost of Sales                      $258,846        $258,846
                                            ========        ========


         The annual depreciation rates used are as follows:

         Building and Improvements                    3%

         Machinery and Equipment                  10% - 14.3%

         Furniture and Fixtures                      10%


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

NOTE 12. EARNINGS PER SHARE - 10,477,880 SHARES COMMON STOCK - PAR VALUE $0.0l at 5/31/00 and 10,615,380 shares at 5/31/99.

                                                 Six Months ended
                                           05/31/00            05/31/99
                                           --------            --------
          Net earnings per share -         $  .01              $  .01

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                          MAY 31, 2000 AND MAY 31, 1999

                              RESULTS OF OPERATIONS
                              ---------------------

REVENUES

For the six months ended May 31, 2000 revenues decreased 2% from the prior year. For the quarter ended May 31, 2000 revenues decreased 2% from the same period from the prior year. This decrease was primarily the result of a change in company policy which consisted of the cessation of pre-press work for outside customers. Management determined that doing pre-press work for outside customers was interfering with Laser Master's growing need to perform pre-press work for its regular customers. This had the short term impact of reducing sales for the current period but should have a beneficial effect over the long term. Management has received orders from several new customers for its new packaging products which should benefit the second half of the year.

GROSS PROFIT

For the three months ended May 31, 2000 gross profit was 22% as compared to 20% for the same period in the previous year. The increase in gross profit was due to the fact that the company is becoming more efficient due to the 8 color press running faster and because of other improvements in the factory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 10% for the six months ended May 31, 2000 over the same period for the previous year. This was as a result of the Company's attempt to obtain additional customers for its new packaging products which caused additional selling and administrative expenses.

INTEREST EXPENSE

Interest expense increased for the first six months of 2000 as compared to the same period for the previous year. This was as a result of higher levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At May 31, 2000 the Company had working capital of $3,522,930. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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




                                  LASER MASTER INTERNATIONAL, INC.
                                  --------------------------------
                                            (Registrant)


          7/12/00                 /s/ Mendel Klein
      -----------------           --------------------------------
           Date                   MENDEL KLEIN, PRESIDENT


          7/12/00                 /s/ Leah Klein
      -----------------           --------------------------------
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