Form 10QSB
period 2000-08-31
LASER MASTER INTERNATIONAL INC
filed 2000-10-19
CIK 700892

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

Common Stock - 10,277,880 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL, INC.
INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1. Financial Statements



   Condensed Consolidated Balance Sheets - Aug 31, 2000                        3

   Condensed Consolidated Statements of Operations for
        the Three Months Ended Aug 31, 2000 and Aug 31, 1999                   5

   Condensed Consolidated Statements of Operations for the Nine Months Ended
        Aug 31, 2000 and Aug 31, 1999                                          6

   Condensed Consolidated Statements for Cash Flows for the
        Nine Months Ended Aug 31, 2000 and Aug 31, 1999                        7

   Notes to Condensed Consolidated Financial Statements                        8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   12

PART II. OTHER INFORMATION                                                    13


                          PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       AUG 31,
                                                                        2000
                                                                     -----------
CURRENT ASSETS:
  Cash in Banks                                                      $   411,518
  Marketable Securities                                                  654,497
  Accounts Receivable - Net                                            2,903,025
  Merchandise Inventory                                                2,016,144
  Prepaid Expenses                                                        30,457
                                                                     -----------
TOTAL CURRENT ASSETS                                                 $ 6,015,641
                                                                     -----------
FIXED ASSETS:
  Factory Building & Improvements                                    $ 5,659,568
  Land - Factory Site                                                    215,000
  Machinery & Equipment                                                9,187,789
  Engraving Inventory                                                    878,456
  Installation Cost                                                      953,524
  Furniture & Fixtures                                                   223,969
                                                                     -----------
TOTAL                                                                $17,118,306
Less:  Accum. Depreciation                                             7,048,027
                                                                     -----------
TOTAL FIXED ASSETS                                                   $10,070,279
                                                                     -----------
OTHER ASSETS:
  Deferred Charges                                                   $    83,520
  Escrow Acct. - EDA                                                      82,440
  Loans Receivable                                                      475,547E
C                                                                           --
TOTAL OTHER ASSETS                                                   $   641,507
                                                                     -----------
TOTAL ASSETS                                                         $16,727,427
                                                                     ===========


  The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                                       -3-


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                    AUG 31,
                                                     2000
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $ 1,516,489
  Accrued Expenses & Taxes                            69,369
  Current Portion of Long Term Debt                  767,834
  Loan - Merrill Lynch                               819,624
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 3,173,316
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 4,700,641
                                                 -----------
TOTAL LONG TERM LIABILITIES                      $ 4,700,641
                                                 ----------
TOTAL LIABILITIES                                $ 7,873,957
                                                 -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,277,880             $  102,779
    Shares at 8/31/00 Paid in Capital              5,426,412
    Unrealized Gain                                  (13,662)
    Retained Earnings                              3,641,566
    Treasury Stock                                  (303,625)
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 8,853,470
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $16,727,427
                                                 ===========






  The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.
                                       -4-



                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED


                                           Aug 31,           Aug 31,
                                            2000              1999
                                         -----------       -----------
REVENUES                                 $ 3,665,753       $ 4,220,214
                                         -----------       -----------
Depreciation Expense                     $   129,423       $   129,423
Cost of Sales                              2,527,144         2,888,354
                                         -----------       -----------
TOTAL COST OF SALES                      $ 2,656,567       $ 3,017,777
                                         -----------       -----------
GROSS PROFIT                             $ 1,009,186       $ 1,202,437
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   494,076       $   361,056
  General & Administrative Expenses          339,934           514,799
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $   834,010       $   875,855
                                         -----------       -----------
OPERATING PROFIT                         $   175,176       $   326,582
Interest & Finance Charges                   123,439           148,027
Interest & Dividend Income                    (5,820)          (8,033)
                                         -----------       -----------
NET EARNINGS BEFORE FIT                  $    57,557       $   186,588
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $    57,557       $   186,588
                                         ===========       ===========
EARNINGS PER SHARE *                     $       .01       $       .02
                                         ===========       ===========
DIVIDENDS PER SHARE                           -0-              -0-
                                         ===========       ===========



* Earnings per share are based on 10,277,880 weighted shares outstanding at 8/31/00 & 10,615,380 shares outstanding at 8/31/99.


      The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE NINE MONTHS ENDED


                                           Aug 31,           Aug 31,
                                            2000              1999
                                         -----------       -----------
REVENUES                                 $10,401,277       $11,089,345
                                         -----------       -----------
Depreciation Expense                     $   388,269       $   388,269
Cost of Sales                              7,448,602         7,981,968
                                         -----------       -----------
TOTAL COST OF SALES                      $ 7,836,871       $ 8,370,237
                                         -----------       -----------
GROSS PROFIT                             $ 2,564,406       $ 2,719,108
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $ 1,135,825       $   954,599
  General & Administrative Expenses        1,065,075         1,167,489
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $ 2,200,900       $ 2,122,088
                                         -----------       -----------
OPERATING PROFIT                         $   363,506       $   597,020
  Interest & Finance Charges                 304,992           301,818
  Interest & Dividend Income                (153,914)          (20,167)
                                         -----------       -----------
NET EARNINGS BEFORE FIT                      212,428           315,369
Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward              -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $   212,428       $   315,369
                                         ===========       ===========
EARNINGS PER SHARE *                     $       .02        $      .03
                                         ===========       ===========
DIVIDENDS PER SHARE                           -0-               -0-
                                         ===========       ===========



* Earnings per share are based on 10,277,880 weighted shares outstanding at Aug 31, 2000 and on Aug 31, 1999 10,615,380.


      The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED

                                           Aug 31           Aug 31
                                             2000            1999
                                         -----------     -----------
Net Cash Flow From Operating
Activities:
  Net Income                             $   212,428     $   315,369
Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                388,269         388,269
                                         -----------     -----------
                                         $   600,697     $   703,638
Cash Flow Provided From Operations
  Accounts Receivable                    $   263,254     $   356,615
  Inventories                               (501,072)        485,000
  Prepaid Expenses                            38,088          53,256
  Sundry Receivable                             -            107,761
  Accounts Payable                           259,039         (20,106)
  Accrued Expenses                            13,596         117,198
                                         -----------     -----------
Cash Flow Provided by Operations         $   673,602     $ 1,803,362
Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $  (339,743)       (409,931)
  Increase in Other Assets                    (6,388)        (81,931)
  Marketable Securities                       66,246         (21,861)
                                         -----------     -----------
Total Cash Flow Provided from            $  (279,885)    $  (513,723)
Investment Purposes
Cash Flow Provided From (used for)
Financing Purposes:
Increase in Long Term Debt                  1,253,773      (1,459,785)
Payment of Debt                           (1,550,824)
Purchase of Treasurt Stock                  (303,625)
                                          -----------     -----------
Cash Flow Used for Financing                (600,676)     (1,459,785)
Net Cash Flow                            $  (206,959)    $  (170,146)
Cash and Cash Equivalents at
 Beginning of Period                         618,477         239,216
                                         -----------     -----------
Cash and Cash Equivalents at
 End of Period
                                         $   411,518     $    69,070
                                         ===========     ===========

  The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.
                                       -7-

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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the nine months ended Aug 31, 2000 and Aug 31, 1999.

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

                                            08/31/00        08/31/99
                                            --------        --------
         Depreciation charged to
         Cost of Sales                      $388,269        $388,269
                                            ========        ========

         The annual depreciation rates used are as follows:
         Building and Improvements                    3%
         Machinery and Equipment                  10% - 14.3%
         Furniture and Fixtures                      10%

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

NOTE 12. EARNINGS PER SHARE - 10,277,880 SHARES COMMON STOCK - PAR VALUE $0.0l at 8/31/00 and 10,615,380 shares at 8/31/99.

                                                Nine Months ended
                                           08/31/00            08/31/99
                                           --------            --------
          Net earnings per share -         $  .02              $  .03

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                          AUG 31, 2000 AND AUG 31, 1999

                              RESULTS OF OPERATIONS
                              ---------------------
REVENUES

For the nine months ended Aug 31, 2000 revenues decreased 6% from the prior year. For the quarter ended Aug 31, 2000 revenues decreased 13% from the same period from the prior year. This decrease was because EC substantial orders for the company's new packaging products were not shipped until the 4th quarter. Demand for the company's new packaging products has increased significantly from the prior year and will be billed in the 4th quarter, but many of the preparation expenses were incurred in the 3rd quarter resulting in poor comparisions with previous periods.

GROSS PROFIT

For the three months ended Aug 31, 2000 gross profit was 25% as compared to 25% for the same period in the previous year. The same margins were a direct result of a reduction in certain production expenses for the current period which enabled the company to maintain its gross profit on a lower sales volume.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased for the three months ended Aug 31, 2000 over the same period for the previous year. This was as a result of the Company's investment in advanced computer software and hardware plus cost controls on salesman.

INTEREST EXPENSE

Interest expense increased for the first nine months of 2000 as compared to the same period for the previous year. This was as a result of higher levels of debt needed to support an anticipated record volume in the 4th quarter.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At Aug 31, 2000 the Company had working capital of $2,842,325. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

                        PART II.  OTHER INFORMATIONE
ITEM 1.  LITIGATION
         None

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


                                  LASER MASTER INTERNATIONAL, INC.
                                  --------------------------------
                                            (Registrant)
       10/18/00                   /S/ MENDEL KLEIN
      -----------------           --------------------------------
           Date                   MENDEL KLEIN, PRESIDENT

       10/18/00                   /S/ LEAH KLEIN
      -----------------           --------------------------------
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