Form 10KSB
period 2000-11-30
LASER MASTER INTERNATIONAL INC
filed 2001-03-14
CIK 700892

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ANNUAL REPORT

       Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

 FOR THE FISCAL YEAR ENDED                              COMMISSION FILE NUMBER
 -------------------------                              ----------------------
     November 30, 2000                                       2-76262-NY

                        LASER MASTER INTERNATIONAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                              11-2564587
          --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

    1000 FIRST STREET, HARRISON, N.J.                            07029
    ---------------------------------                          ----------
(Address of principal executive Offices)                       (Zip Code)

                                 (973) 482-7200
                                 --------------
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                           WHICH REGISTERED
          -------------------                           ----------------
Common Stock Par Value $.01 Per Share            Over-the-Counter Bulletin Board

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES X      No
                                          ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

COMMON STOCK - PAR VALUE $.01                            10,365,380
-----------------------------                            ----------
         Class                                       Outstanding Shares

Aggregate Market Value of Non-Affiliate Stock at February 28, 2001 - approximately $2,591,345.

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

(a) General:

Laser Master International Inc. was founded in 1981 and prints for the textile industry and the gift wrap paper industry. Laser Master sells its products and services nationwide through its direct sales force and resellers. In addition Laser Master has a real estate subsidiary Harrison First Realty Corp. which owns a factory building in Harrison, New Jersey. The building is approximately 240,000 square feet of which 49% is rented to two unaffiliated tenants and 51% is rented to Laser Master's wholly owned subsidiary Flexo-Craft Prints Inc. Flexo-Craft is a wholly owned subsidiary of Laser Master and is engaged in the use of a computerized laser system to accomplish Flexographic printing for industrial and commercial printing and engraving, and counts among its customers corporations listed on the New York Stock Exchange.

THE FLEXO-CRAFT PROCESS

The principal operation of Flexo-Craft is to utilize a ZED laser in its printing process. The ZED laser is a device which emits a coherent wavelength (color). A large degree of control is afforded with the use of a ZED laser, and as a consequence, an exceptionally high density of power can be delivered to a well-defined area by focusing light energy. Using a computer driven system the laser beam makes grooves in the form of designs and patterns onto rubber material. The rubber material is then sealed on a steel or aluminum cylinder which is placed on a printing press. In the heat transfer printing process the ink is injected into the grooves using a computer driven process and the rubber coated cylinder prints on heat transfer paper. The heat transfer paper is sold to manufacturers who then seal it onto textile materials. The same process is used for gift wrap paper except that the paper itself is the final product.

We accept patterns from customers or can design our own patterns using a computerized color separating system. In addition we have an extensive supply of rubber coated cylinders with designs already engraved which can be reused numerous times.

INDUSTRY SEGMENT INFORMATION

During the last two fiscal years ending November 30, 2000 and 1999, the following is a listing of the percentage of revenue which contributed toward our total revenue.

                                           2000                1999
                                           ----                ----
                 Heat Transfer              38%                  42%
                 Gift Wrap                  60%                  56%
                 Roll Covering               2%                   2%
                                         ------               ------
                 Total %                   100%                 100%

We do not consider our business to be a seasonal business. However prior to the holiday season the holiday gift wrap business tends to increase. Historically sales are greater in the second half of the year as customers need more gift wrap paper as the holiday season approaches.

COMPETITION

Flexo-Craft is subject to competition in both laser and commercial printing engraving. There is no assurance that other companies with greater resources will not engage in the same business as Flexo-Craft. Flexo-Craft competes with a major competitor in the use of the laser in its business. There are three companies currently engaged in a business similar to that of Flexo-Craft. In addition, Flexo-Craft competes with many other companies who use conventional methods of processing, which do not include the use of the laser.


Flexo-Craft presently sells to approximately 100 customers. Approximately 33% of Flexo-Craft's sales revenue is derived from two customers. The loss of any one of these customers would have a material effect upon our business.

We have approximately three to four competitors in the heat transfer business; approximately twelve in the gift wrap business; and two to three in the roll covering business.

We compete with our competitors principally with respect to the quality of our product and our ability to deliver products on a timely basis to our customers. Generally, price is not the most significant factor with respect to a customer. Customers typically are most interested in the quality of the product delivered to them.

We do not have sales representatives, however, we maintain a sales staff of six individuals who visit our customers on a national basis.

EMPLOYEES

We currently employ 85 employees, of which eight are in management and 77 are members of Local 1718 of the United Production Workers. We generally enjoy favorable relations with our union employees, and have not in our history had any strike or any work stoppage.

OTHER INFORMATION

Approximately 33% of our business is derived from two customers. No material portion of our business is subject to government contracts. Compliance with federal, state or local environmental protection laws have no material affect on our capital expenditures, earnings or competitive position.

         Backlog of orders:

                     Dollar amount of backlog and percentage
                     expected to be filled during the fiscal year.
As of:
November 30, 2000             $4,000,000              100%
November 30, 1999             $4,500,000              100%

The backlog of orders, is not affected by the seasonal cycles of the industry. We filled all of our backlog orders during our last fiscal year ended November 30, 2000 and anticipate being able to fill all of our current backlog orders during our fiscal year ending November 30, 2001.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Laser Master owns all the issued and outstanding common stock of Harrison First Realty Corp. Harrison First Realty is the owner of the real property, plant and office facility of Laser Master. The building owned by Harrison First Realty is a single story industrial building located at 1000 First Street, Harrison, New Jersey. The building was refurbished in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires required by the Company's Flexo-Craft facilities for use in its printing process. The building area is approximately 240,000 square feet, which is 51% utilized by Laser Master and its subsidiaries. The building has an existing mortgage in the sum of $1,560,000 as well as a second mortgage for $1,742,436.

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

In the opinion of management there is no actual or pending litigation that would have a material adverse effect on us at the present time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The quarterly high and low prices of the Company's common stock as traded were as follows:
                                         2000                   1999
                                         -----                  ----
                                    HIGH      LOW          HIGH        LOW
                                    ----      ---          ----        ---
               First Quarter        7/8       1/2          3/8         1/4
               Second Quarter       5/8       3/8          3/8         1/4
               Third Quarter        3/8       1/4          7/16        5/16
               Fourth Quarter       5/16      3/16         5/8         3/8

      (1) The Company's common stock is traded on the NASD Electronic Bulletin Board.

      (2) The approximate number of shareholders of record on November 30, 2000 was 485.

      (3) No cash dividends have ever been declared. The Company does not anticipate issuing cash dividends in the near future due to certain covenants that exist with its lenders.

      (4) Mr. Mendel Klein is the owner of 3,625,000 shares of common stock. Pursuant to Rule 144 of the Securities Act of 1933, as amended, he is permitted to sell a certain number of restricted shares every 3 months in ordinary transactions. The amount of shares eligible for sale under Rule 144 during a 3 month period is subject to volume restrictions.

ITEM 6.     SELECTED FINANCIAL DATA  -  fiscal year ended

                        11/30/00        11/30/99         11/30/98       11/30/97             11/30/96
                        --------        --------         --------       --------             --------

Revenues             $17,507,675     $15,947,507      $14,049,749     12,007,663           11,499,811
Net Income              $557,443        $776,769      $   563,438      (573,484)             362,119
(Loss)
Earnings Per
Share                        .05             .07              .05          (.06)                  .04
Cash Dividend
per share                    -0-             -0-              -0-            -0-                  -0-

At Year End:
Total Asset           21,417,342      16,805,437       16,743,567     15,224,075           15,967,150


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PRINTING SEGMENT

Net sales for the year ended November 30, 2000 totaled $17,507,675 as compared to $15,575,349 for the year ended November 30, 1999, for an increase of 10%. Management attributes the increase in sales to the fact that the company entered new markets for its printed paper products such as packaging. As the 8 color press continues to operate properly management is expecting to be able to enter additional markets. The 8 color press was successfully upgraded and repaired by the manufacturer in 1998. The 8 color press which was delivered and assembled in 1995 favorably impacted sales this year and is anticipated to make an impact in 2001 which should increase sales in the future. Through research and development management has developed innovative packaging products which began to be sold in the 4th quarter of 1999. Customer feedback had been favorable and we have acquired several national customers for these packaging products for the current year. However, due to the impact of the e-Commerce slowdown there may be reduced sales during 2001. One of our major e-Commerce customers recently filed for bankruptcy protection and another has indicated that it will reduce orders in 2001. Management anticipates replacing this loss by acquiring traditional brick and mortar retailers for its new packaging products.

Gross profit percentage for 2000 was 27% compared to 29% for 1999. This decline was a result of intense pricing pressure in our new packaging products division. We recently entered this arena with our new packaging product line. In order to capture market share, we were compelled to offer large discounts to acquire large customers. Management is hopeful that as our customer base grows for this product line, the price pressure will lessen.

REAL ESTATE SEGMENT

Rental income for the year 2000 compared to 1999 increased 10%. During 2000 the operating profit from the real estate division was $109,020 compared to $ 58,583 in 1999. We have two unaffiliated tenants with monthly rental income of $33,500. This segment expects to be profitable in the future now that the start up expenses and renovation period is complete.

CORPORATE EXPENSES

General and administrative expenses for fiscal 2000 were 15% of sales as compared to 17% of sales for the preceding year. The decrease was due to the upgrade of our computer system which reduced overhead expense.

Interest and finance charges paid during fiscal 2000 increased slightly from the previous year due to the fact that average debt level increased from the previous year. We do not expect any significant additional borrowings for the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES:

We finished our 2000 fiscal year with a current ration of 1.43 compared to 1.59 in the fiscal year 1999. Working capital and cash aggregated approximately $3,270,578 and $458,884 respectively at November 30, 2000 as compared to $2,307,912 and $618,477 respectively at November 30, 1999. We believe our financial position at November 30, 2000 will enable us to take advantage of any new opportunities that may arise.

In fiscal 2000 cash flow used in operations was $1,845,552 compared to net cash provided by operations of $2,093,058 in 1999. The decrease in net profit plus the increase in accounts receivable in the amount of $4,105,976 was the main reason for the decrease in cash from operations. Inventory increased because of an anticipated increase in orders. Accounts payable increase of $1,334,221 was because of our ability to obtain longer payout terms from our suppliers. Net cash used by investing activities during 2000 was $652,635 which was primarily due to fixed assets acquisitions. Management does not anticipate any significant capital expenditures in 2001. Net cash generated by financing activities during 2000 was $2,338,594. This was primarily because of the company's increase in debt.

We anticipate that our capital resources provided from cash flow from operations and anticipated financing will be sufficient to meet our financing requirements for at least the next 12 month period.


Inflationary Impact:

Since the inception of operation, inflation has not significantly affected our operating results. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the company in the future.

FORWARD LOOKING STATEMENTS

Statements made in this form 10-KSB that are not historical or current facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or the negative thereof. Laser Master intends that such forward-looking statements be subject to the safe harbors for such statements. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs. Laser Master disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ANNUAL REPORT ON FORM 10-KSB

                     YEARS ENDED NOVEMBER 30, 2000 AND 1999







                                TABLE OF CONTENTS
                                -----------------




                                                                    PAGE
                                                                     NO.
                                                                    ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets                                                     2 - 3

Statements of Income                                                  4

Statements of Changes in Stockholders' Equity                         5

Statements of Cash Flows                                              6

Notes to Financial Statements                                      7 - 20

                        LASER MASTER INTERNATIONAL, INC.
                                       AND
                                  SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   YEARS ENDED

                           NOVEMBER 30, 2000 AND 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




The Board of Directors and Stockholders of
Laser Master International, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheets of Laser Master International, Inc. and subsidiaries as of November 30, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Master International, Inc. and subsidiaries as of November 30, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




New York, New York
February 28, 2001


                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2000 AND 1999

ASSETS                                                         2000                       1999
------                                                   --------------             -------------
Current assets
   Cash                                                  $      458,884           $      618,477
   Escrow account                                               228,357                  211,190
   Short-term investments                                       686,832                  509,553
   Accounts receivable, net of allowance for

      doubtful accounts of $328,000 and $535,000              7,143,329                3,166,279
   Inventories                                                2,235,029                1,515,072
   Prepaid expenses and other current assets                     27,506                   68,545
   Current portion of notes receivable                          103,511                  103,511
                                                        ---------------          ---------------

     Total current assets                                    10,883,448                6,192,627
                                                          -------------           --------------

Property, plant and equipment
   Factory building and improvements                          5,647,319                5,408,550
   Land                                                         215,000                  215,000
   Machinery and equipment                                    9,514,370                9,177,578
   Engraving inventory                                          878,456                  878,456
   Installation cost                                            953,524                  953,524
   Furniture & fixtures                                         279,423                  145,455
                                                        ---------------          ---------------

     Total                                                   17,488,092               16,778,563

   Less: Accumulated depreciation                             7,306,143                6,659,758
                                                         --------------           --------------

     Net property, plant, and equipment                      10,181,949               10,118,805
                                                          -------------            -------------

Other Assets
   Notes receivable, net of current portion                     166,515                  207,022
   Deferred charges and other                                   136,319                   72,386
   Surrender value of life insurance                             49,111                  214,597
                                                        ---------------           --------------

     Total other assets                                         351,945                  494,005
                                                        ---------------           --------------
                                                           $ 21,417,342             $ 16,805,437
                                                        ===============           ==============




        See accompanying notes to the consolidated financial statements.


                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2000 AND 1999



LIABILITIES                                                             2000              1999
-----------                                                       -------------      --------------
Current liabilities
   Accounts payable and accrued expenses                          $   2,680,942       $   1,313,223
   Income taxes payable                                                 112,400                   -
   Deferred income taxes payable                                         57,400                   -
   Note payable                                                       3,828,297           1,803,658
   Current portion of long term debt                                    933,831             767,834
                                                                  -------------      --------------

       Total current liabilities                                      7,612,870           3,884,715
                                                                  -------------      --------------

Long term liabilities
   Long term debt, net of current portion                             4,540,886           3,961,868
   Deferred income taxes payable                                         55,900            -
                                                                  -------------      --------------

       Total long term liabilities                                    4,596,786           3,961,868
                                                                  -------------      --------------


       Total liabilities                                             12,209,656           7,846,583
                                                                  -------------      --------------

COMMITMENTS & CONTINGENCIES

   Notes 5, 6 and 10

STOCKHOLDERS' EQUITY
   Common stock - authorized 50,000,000 shares
      $.01 par value 10,365,380 - 2000,
      10,615,380 - 1999; shares issued and outstanding                  103,654             106,154
   Additional paid-in capital                                         5,296,663           5,424,412
   Accumulated other comprehensive income (loss)                         95,539                (850)
   Common stock in treasury, at cost - 182,500 shares                  (155,000)                  -
   Retained earnings                                                  3,866,830           3,429,138
                                                                  -------------      --------------
       Total stockholders' equity                                     9,207,686           8,958,854
                                                                  -------------      --------------
                                                                   $ 21,417,342        $ 16,805,437
                                                                  =============      ==============





        See accompanying notes to the consolidated financial statements.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                                                    2000                        1999
                                                              ----------------            ---------------
Revenues
   Product revenues                                            $ 17,098,252               $    15,575,349
   Rental income                                                    409,423                       372,158
                                                             --------------                --------------

      Total revenues                                             17,507,675                    15,947,507
                                                             --------------                --------------

Cost of revenues
   Cost of product revenues                                      12,535,252                    11,048,280
   Cost of rental Income                                            300,403                       313,575
                                                             --------------                --------------

                                                                 12,835,655                    11,361,855
                                                             --------------                --------------

       Gross profit                                               4,672,020                     4,585,652
                                                             --------------                --------------

Operating expenses
   Selling expenses                                                 972,816                       799,583
   General and administrative expenses                            2,584,811                     2,662,012
                                                             --------------                --------------

      Total operating expenses                                    3,557,627                     3,461,595
                                                             --------------                --------------

Operating income                                                  1,114,393                     1,124,057

Interest expense                                                  (508,240)                     (420,551)

Investment and other income                                         119,590                        73,263
                                                             --------------                --------------


Income before income taxes                                          725,743                $      776,769

Income taxes                                                        168,300                        -
                                                             --------------                --------------

    Net income                                               $      557,443                $      776,769
                                                             ==============                ==============


Earnings per common share:
      Basic and diluted earnings per share                   $          .05                $          .07
                                                             ==============                ==============



        See accompanying notes to the consolidated financial statements.


                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED NOVEMBER 30, 2000 AND 1999



                                                                                                ACCUMULATED
                                                      COMMON       ADDITIONAL                     OTHER
                                         COMMON       STOCK         PAID-IN        RETAINED    COMPREHENSIVE  TREASURY
                                         SHARES       AMOUNT        CAPITAL        EARNINGS    INCOME (LOSS)   STOCK        TOTAL
                                      ------------- -----------  -------------- -------------  -------------- --------  -----------

December 1, 1998 ..................    10,615,380    $ 106,154   $ 5,424,412    $ 2,652,369    $(11,127)   $    --      $ 8,171,808
Comprehensive income
                                             --           --            --          776,769        --           --          776,769
   Net income
   Unrealized gains on securities,

      net of tax ..................          --           --            --             --        10,277         --           10,277
                                      -----------    ---------   -----------    -----------    --------    ---------    -----------
November 30, 1999 .................    10,615,380      106,154     5,424,412      3,429,138        (850)        --        8,958,854


Comprehensive income

    Net income ....................          --           --            --          557,443        --                       557,443
    Unrealized gains on securities,

       net of tax .................          --           --            --             --        96,389                      96,389

Acquisition of treasury stock .....          --           --
                                                                        --             --          --       (405,000)      (405,000)

Retirement of treasury stock ......      (250,000)      (2,500)     (127,749)      (119,751)       --        250,000           --
                                      -----------    ---------   -----------    -----------    --------    ---------    -----------

November 30, 2000 .................    10,365,380    $ 103,654   $ 5,296,663    $ 3,866,830    $ 95,539    $(155,000)   $ 9,207,686
                                      ===========    =========   ===========    ===========    ========    =========    ===========



        See accompanying notes to the consolidated financial statements.



                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                                                            2000             1999*
                                                                       -------------    --------------

Cash flows from operating activities:
Net income                                                               $ 557,443       $    776,769
   Adjustments to reconcile to net cash
      provided by (used in) operating activities:
        Provision for doubtful accounts                                    128,926            348,573
        Depreciation                                                       646,385            584,428
        Amortization                                                        30,336             10,607
   Increase (decrease) in cash flows from operating
    activities resulting from changes in:
       Accounts receivable                                              (4,105,976)           (27,445)
       Inventories                                                        (719,957)           537,284
       Prepaid expenses and other current assets                            41,039              6,961
       Other assets                                                        (17,167)           (12,503)
       Accounts payable                                                  1,334,221            (99,990)
       Accrued expenses and taxes payable                                   33,498            (31,656)
       Income taxes payable                                                225,700              -
                                                                     --------------      -------------

          Net cash provided by (used in) operations                     (1,845,552)          2,093,028
                                                                     --------------      -------------

Cash flows from investing activities:
    Surrender value of life insurance                                      165,486           (214,597)
    Net purchase of short term investments                                (177,279)           (33,468)
    Purchase of property, plant and equipment                             (372,738)        (1,029,631)
    Notes and loans receivable                                              40,507            120,510
    Unrealized gain (loss)                                                  96,389             10,307
    Common stock reacquired                                               (405,000)             -
                                                                     --------------      -------------

          Net cash used in investing activities                           (652,635)        (1,146,879)
                                                                     --------------      -------------

Cash flows from financing activities:
    Deferred charges                                                       (94,269)           (13,423)
    Notes payable                                                        2,024,639           (338,486)
    Proceeds from debt                                                   1,179,588            503,882
    Repayments of long term debt                                          (771,364)          (718,861)
                                                                     --------------     --------------

          Net cash flow provided by (used in)

              financing activities                                       2,338,594           (566,888)
                                                                     -------------      --------------

Net increase (decrease) in cash                                           (159,593)           379,261

Cash, beginning of year                                                    618,477            239,216
                                                                     -------------      -------------

Cash, end of year                                                    $     458,884       $    618,477
                                                                     =============       ============

* Reclassified for comparative purposes.



        See accompanying notes to the consolidated financial statements.

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

           The minimum rental income from unaffiliated noncancelable leases are as follows:


               AT NOVEMBER 30,
               ---------------
               2001                   $   402,000
               2002                       402,000
               2003                       403,000
               2004                       331,000
               2005                        20,000
                                      -----------
               Total                  $ 1,558,000
                                      ===========


Rental income for the years ended November 30, 2000 and 1999 was $409,423 and $372,158, respectively.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

INCOME TAXES
------------
Income taxes are computed in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

USE OF ESTIMATES
----------------
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates.

CONCENTRATIONS OF CREDIT RISK
-----------------------------
Cash and Concentrations of Credit Risk: The Company's cash balances, including restricted cash, which are maintained in various banks are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times, may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company maintains credit insurance as a means to reduce credit risk. The Company performs on-going credit evaluations of its non-insured customer's financial condition and generally does not require collateral from those customers. As of November 30, 2000, two customers of the Company's Flexo-Craft Prints, Inc. subsidiary accounted for 33% of consolidated product revenues. Total accounts receivable from these customers at November 30, 2000 accounted for 45% of the total accounts receivable balance.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

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

EARNINGS PER COMMON SHARE
-------------------------

Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

STOCK-BASED COMPENSATION
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."


NOTE 3 - INVENTORIES
--------------------

Inventories as of November 30, 2000 and 1999 are summarized as follows:


                                      2000               1999
                                  ------------      -------------

        Raw materials              $ 1,192,271       $    779,266
        Work-in-process                660,315            341,252
        Finished goods                 382,443            394,554
                                  ------------      -------------

                                   $ 2,235,029        $ 1,515,072
                                   ===========        ===========

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 4 - INCOME TAXES
---------------------

The components of the provision for income taxes for the years ended November 30, 2000 and 1999 consist of:


                                            2000                    1999
                                       -----------              ----------
Current
     Federal                              $ 86,300              $      -
     State                                  26,100                     -
                                       -----------              ----------

                                           112,400                     -
Deferred
      Federal                               51,000                     -
      State                                  4,900                     -
                                       -----------              -----------

                                            55,900                     -

Provision for income taxes             $   168,300              $      -
                                       ===========              ===========


The components of the deferred tax assets and liabilities at November 30, 2000 and 1999 is summarized as follows:

                                           2000                     1999
                                       -------------            ------------

Deferred tax assets:

   Tax credit carryforwards            $        -               $   83,787
   Net operating loss carryforwards             -                              -
   Allowance for doubtful accounts              -                  181,900
                                       -----------              ----------

   Total deferred tax assets           $        -               $  265,687
                                       -----------              ----------

Deferred tax liabilities:
   Depreciation                            55,900                  221,000
   Unrealized gain                         57,400                        -
                                       -----------              ----------

   Total deferred tax liabilities         113,300                  221,000
                                       -----------              ----------

   Deferred tax asset valuation allowance       -                  (44,687)
                                       -----------              ----------
Net deferred tax assets (liabilities)  $ (113,300)               $       -
                                       ===========              ==========



                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - INCOME TAXES (CONTINUED)
--------------------------------

Deferred tax liabilities are reflected on the Company's consolidated balance sheet at November 30, 2000 as follows:


Current deferred tax liabilities                 $   57,400
Non-current deferred tax liabilities                 55,900
                                                -----------
                                                  $ 113,300
                                                  =========


At November 30, 1999 the Company fully utilized its net operating loss carryforwards of $774,000 that would have expired in various years through November 30, 2012. In addition, there are investment tax credits of approximately $84,000 which are fully utilized at November 30, 2000.

The provision for income taxes for the years ended November 30, 2000 and 1999 is reconciled to the statutory rates as follows:

                                                2000              1999
                                            ----------        -------------


Income taxes computed at statutory rate      $ 300,300        $  264,101
Utilization of credit carryforwards            (84,000)         (264,101)
                                            -----------       -------------

Provision for income taxes                   $ 216,300        $       -
                                             =========        =============


NOTE 5 - EMPLOYMENT CONTRACTS
-----------------------------

The Company has entered into a five year employment agreement with the company's Chairman of the Board, CEO and Treasurer commencing May 1996. Under the agreement, Mr. Mendel Klein's annual salary will be $125,000. In addition, in July 1998, Mr. Klein received 1,200,000 options exercisable at the fair market value of the Company's common stock at the time of grant. Mr. Klein's options became exercisable in increments of 400,000 options at the end of each fiscal year commencing November 30, 1998. He is fully vested in all options granted.

In September 1999, the Company entered into a five year employment agreement with the Company's President, Mr. Abraham Klein, for an annual salary of $70,000. In July 1998 he received options to purchase 575,000 shares of the Company's common stock; 200,000 for two years and 175,000 in the third year. The exercise price of the options is the fair market value of the Company's common stock at the time of grant.

The Company has also entered into employment agreements for the services of two key employees for a period of five years from May 1996, for an annual salary of $70,000 each. In July 1998 the two key employees received options to purchase 200,000 shares each year for two years and 175,000 shares in the third year. The exercise price of the options is the fair market value of the Company's common stock at the time of grant. The total number of options for each employee is 575,000.

NOTE 6 - CONTINGENT LIABILITIES
-------------------------------

The Company is contingently liable to Fleet Bank for letters of credit in the amount of $4,070,159 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and eight color press. Fleet Bank has a first lien on the assets of Harrison First Realty and second and third liens on Flexo-Craft. Per the loan agreement the company is prohibited from paying cash dividends. The loan agreement to Fleet Bank contains various covenants. The Company exceeded the capital expenditures allowed pursuant to the term of the covenant for the year ended November 30, 2000. However, a waiver from the bank was received.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7 - PENSION PLAN
---------------------

The Company had a non-contributory defined benefit pension plan which was terminated during the year ended November 30, 2000. The plan covered all salaried and hourly employees of the Company except those covered under a collective bargaining agreement. There was no accrued liability or expense recognized in the consolidated financial statements as of November 30, 2000. All plan assets were distributed to plan participants during the year ended November 30, 2000.

A reconciliation of changes in the plan's benefit obligations, fair value of assets, and statement of funded status for the year ended November 30, 1999 is as follows:


                                                               1999
                                                               ----
Reconciliation of benefit obligation:
Obligation, beginning of year                               $ 271,043
   Service cost                                                 4,966
   Interest cost                                               19,389
   Curtailments                                               (32,178)
   Adjustments                                                 (2,617)
                                                            ---------

Obligation, end of year                                     $ 260,603
                                                            =========

Reconciliation of fair value of plan assets:
                                                            $ 238,854
Fair value, beginning of year
   Actual return on plan assets                                20,162
   Employer contributions                                       4,006
                                                            ---------

Fair value of plan assets, end of year                      $ 263,022
                                                            =========

Funded status:
   Funded status, December 1,                               $   2,419
   Unrecognized (gain) loss                                   (33,187)
   Unrecognized prior service cost                               --
   Unrecognized transition obligation                          62,402
   Adjustment for minimum liability                              --
                                                            ---------

          Prepaid (accrued) benefit cost                    $  31,634
                                                            =========

The amounts recognized in the Company's consolidated

   balance sheets as of November 30, 1999 are as follows:

   Prepaid benefit cost                                     $  31,634
   Accrued benefit liability                                     --
                                                            ---------

          Net amount recognized                             $  31,634
                                                            =========

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 7 - PENSION PLAN (CONTINUED)
---------------------------------


                                                                        1999
                                                                        ----
Components of the net periodic pension cost for the plan are as follows:

   Service cost                                                   $     4,966
   Interest cost                                                       19,389
   Expected return on plan assets                                     (18,002)
   Amortization of transition asset                                     4,608
                                                                 ------------

   Net periodic pension cost                                           10,961

   Curtailment gain                                                   (32,178)
                                                                  -----------

Net periodic pension cost (income) after curtailments              $  (21,217)
                                                                   ==========



The assumptions used in accounting for the Company's plan at November 30, 1999 are as follows:


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

Asset Valuation Method: Fair Market Value

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - LONG TERM DEBT
-----------------------


Long Term debt as of November 30, 2000 and 1999 is as follows:
                                                                              2000           1999
                                                                         --------------   ------------
NJ EDA Tax Exempt Bond - Interest at 72% of LIBOR rate (3.3%
average rate) - requires annual principal payment of $400,000 or
$405,000 on August 1, through maturity on August 1, 2004
collateralized by an 8 color printing press                               $ 1,615,000       $ 2,020,000

NJ EDA Tax Exempt Bond - Interest at 72% of LIBOR rate (3.3%
average rate) - annual principal payment of $110,000 or
$115,000 through maturity on August 1, 2014 - secured by a
first mortgage on the factory building                                      1,560,000         1,670,000

Mortgage Payable - Requires monthly principal payments
plus interest at 9.18% and matures on April 1, 2005 - secured
by a second mortgage on the factory building                                1,742,435           513,333

Capital lease obligations (See Note 9)                                        557,282           526,369
                                                                         ------------     -------------

      Total                                                                 5,474,717         4,729,702
      Less: current portion                                                   933,831           767,834
                                                                         ------------     -------------

                                                                          $ 4,540,886       $ 3,961,868
                                                                          ===========       ===========

Escrow accounts have been established for accumulating the annual principal payments of the NJ EDA obligations as defined. These fund have been classified as an escrow account on the balance sheet.

Debt principal maturities for the next five years are approximately as follows:

                          YEAR ENDING
                          NOVEMBER 30,
                          ------------

2001                    $    934,000
2002                         820,000
2003                         693,000
2004                         653,000
2005                       1,372,000
Thereafter                 1,003,000
                        ------------
                         $ 5,475,000
                         ===========

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 9 - CAPITAL LEASE OBLIGATIONS
----------------------------------

The Company has entered into several leases for equipment. The leases are classified as capital leases. Accordingly, assets have been capitalized and have the following book value at November 30, 2000 and 1999:


                                            2000              1999
                                       -------------     ------------

Machinery & equipment                    $ 1,051,673       $  714,882

Less: accumulated depreciation               152,944           61,048
                                       -------------     ------------

                                        $    898,729       $  653,834
                                        ============       ==========


Obligations under capital leases as of November 30, 2000 and 1999 are summarized below:

                                                     2000            1999
                                                ------------      ----------

Machinery & equipment                           $   557,282       $  526,369

Less: current portion due within one year           313,312          236,166
                                               ------------      -----------

                                                $   243,970       $  290,203
                                                ===========       ==========

As of November 30, 2000 and 1999 future minimum payments required under capital leases for subsequent years are as follows:


YEARS ENDING NOVEMBER 30:

               2001                         $   355,789
               2002                             203,258
               2003                              59,345
                                          -------------

Total minimum lease payments                    618,392

Less: amount representing interest               61,110
                                          -------------
Present value of lease obligations          $   557,282
                                            ===========


Total depreciation expense for assets under capital leases was $91,896 and $50,498 for the years ended November 30, 2000 and 1999, respectively.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 10 - LEASING ARRANGEMENTS
------------------------------


The Company and its subsidiaries lease equipment under various non-cancelable operating leases.

Future minimum payments under these lease obligations for subsequent years are approximately as follows:



         YEAR ENDING
         NOVEMBER 30,               AMOUNT
         ------------               ------

         2001                      $ 105,000
         2002                         51,000
         2003                         35,000
         2004                          2,000
                                  ----------

                                   $ 193,000



NOTE 11 - NOTE PAYABLE
----------------------

The Company has a $4,250,000 line of credit, of which $3,828,297 has been drawn as of November 30, 2000. The Company may borrow up to 80% of its qualified accounts receivable and 50% of raw materials inventory.

The note is secured by the accounts receivable and short-term investments of $400,000. Interest is computed at 2.6% above the 30 day commercial paper rate.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

The Company operates primarily in the printing industry and leases a portion of the real estate it owns.

Following is a summary of segment information for the years ended November 30, 2000 and 1999:


Sales to unaffiliated customers:                  2000         1999
                                              -----------   -----------
   Printing                                   $17,098,252   $15,575,349
   Real estate                                    409,423       372,158
                                              -----------   -----------

        Total                                 $17,507,675   $15,947,507
                                              ===========   ===========
Operating income (loss)
   Printing                                   $ 1,005,373   $ 1,065,474
   Real estate                                    109,020        58,583
                                              -----------   -----------

        Total                                 $ 1,114,393   $ 1,124,057
                                              ===========   ===========
Identifiable property, plant and equipment:
   Printing                                    11,625,773   $11,155,013
   Real estate                                  5,862,319     5,623,550
                                              -----------   -----------

        Total                                 $17,488,092   $16,778,563
                                              ===========   ===========

Capital expenditures:
   Printing                                   $   470,760   $   997,584
   Real estate                                    238,769        32,047
                                              -----------   -----------

        Total                                 $   709,529   $ 1,029,631
                                              ===========   ===========
Depreciation
   Printing                                   $   462,510   $   438,308
   Real estate                                    183,875       146,120
                                              -----------   -----------

        Total                                 $   646,385   $   584,428
                                              ===========   ===========


NOTE 13 - SHORT-TERM INVESTMENTS
--------------------------------

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

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 14 - SUPPLEMENTAL STATEMENTS OF CASH FLOW INFORMATION
----------------------------------------------------------

                                                                                 2000                1999
                                                                           --------------      ----------
Supplemental disclosure of cash flow information:
   Cash paid during year for
         Interest                                                              $  438,594         $   420,551
         Income taxes                                                         $         -         $         -

Supplemental schedule of non-cash investing and financing activities:
         Capital lease obligations incurred for purchase of
           new equipment                                                       $  336,791         $         -



NOTE 15 - NOTES AND LOANS RECEIVABLE
------------------------------------

Notes receivables as of November 30, 2000 consists of amounts due from two key employees which are repayable in two annual installments of $103,510 plus interest at 8% per annum commencing November 20, 2001.


NOTE 16 - STOCK OPTIONS
-----------------------

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

A summary of option transactions, including those options granted pursuant to the terms of certain employment and other agreements, is as follows:

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 16 - STOCK OPTIONS (CONTINUED)                                             WEIGHTED AVERAGE
----------------------------------             SHARES UNDER OPTIONS              EXERCISE PRICE
                                               2000              1999            (2000 and 1999)
                                          ------------      ----------------     ---------------

Outstanding, beginning of year              3,100,000          3,100,000                .31


Granted                                             -                  -                  -
Exercised                                           -                  -                  -
Canceled                                            -                  -                  -
                                         ------------       ------------             ------
Outstanding, end of year                    3,100,000          3,100,000             $  .31
                                          ===========        ===========             ======



A summary of options outstanding as of November 30, 2000 is as follows:


                                           WEIGHTED AVERAGE
                           EXERCISE          REMAINING        NUMBER OF SHARES
NUMBER OUTSTANDING          PRICE         CONTRACTUAL LIFE     EXERCISABLE
-------------------        -----------    ----------------    -----------

        3,100,000          $  .31                2.9            2,175,000
        =========          ======               ====            ==========


Warrants to purchase common stock, 300,000 at $1.00 and 500,000 at $2.00, expired on May 10, 1999.


NOTE 17 - EARNINGS PER SHARE INFORMATION
----------------------------------------

The calculation of basic and diluted earnings per share for the years ended November 30, 2000 and 1999 is as follows:

                                                                   2000              1999
                                                              -------------      -------------

Net income available to common share owners                   $    605,443       $     776,769
                                                              ============       =============

Average shares outstanding (a)                                  10,536,652          10,615,380
Dilutive securities
    Stock options (b)                                                    -                   -
    Warrants (b)                                                   -                   -
                                                              ------------       -------------

Average shares outstanding assuming dilution (c)                10,536,652          10,615,380
                                                              ============       =============

(a)  Used to compute basic earnings per share.
(b)  Excluded in 2000 because exercise price exceeds market value.
(c)  Used to compute diluted earnings per share.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)






NOTE 18 - EMPLOYEE BENEFIT PLANS
--------------------------------

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

In April, 2000, the Company established a 401(k) salary deferred benefit plan covering all employees who have met certain requirements. The plan provides for discretionary employer matching contributions in a percentage determined by the Company on an annual basis. The Company did not match employee contributions for the year ended November 30, 2000.


NOTE 19 - STOCK REPURCHASE PROGRAM
----------------------------------

In December 1999, the Company announced a $500,000 common stock buy back program for use in connection with employee stock options plans and other corporate purposes. During fiscal 2000, the Company repurchased 182,500 shares for $155,000.

In addition, the Board of Directors authorized the purchase of 400,000 shares of the Company's common stock for use in connection of various corporate purposes. As of November 30, 2000, 250,000 shares had been repurchased and retired.

8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
           ACCOUNTING AND FINANCIAL DISCLOSURES

                         NONE

                                    PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

NAME                  AGE                  POSITION               TERM
----                  ---                  --------               ----

Mendel Klein          69         Chief Executive Officer          1 Year
                                 Chairman of the Board

Abraham Klein         39         President, Director              1 Year

Leah Klein            65         Vice-President,                  1 Year
                                 Secretary, Director

Mirel Spitz           42         Vice-President,                  1 Year
                                 Director

Mendel Klein and Leah Klein are spouses.
Abraham Klein is their Son
Mirel Spitz is their daughter.

ITEM 10. EXECUTIVE COMPENSATION

                               CAPACITY IN WHICH REMUNERATION
NAME                           WAS RECEIVED                        ANNUAL SALARY
----                           ------------                        -------------

Mendel Klein                   Chief Executive Officer,              $125,000
                               Chairman of the Board

Abraham Klein                  President, Director                   $ 70,000

Leah Klein                     Vice-President, Secretary, Director     -0-

Mirel Spitz                    Vice President, Director,               -0-
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
$0.01 Par Value          38 Harrison Avenue
                         Brooklyn, N.Y. 11211


Set forth above is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on March 9, 2001.

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



ITEM 13.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K


(A) Financial Statements, Financial Statement Schedules, and Exhibits

    1. Financial Statements. See Item 8 for the Financial Statements of the Company filed as a part hereof (Exhibits omitted)

    2. Financial Statement Schedules. See Item 8 for the Financial Statement Schedules of the Company filed as a part hereof.

OFFICERS:
           Mendel Klein, Chief Executive Officer & Chief Financial Officer Abraham Klein, President, Director
           Leah Klein, Vice President & Secretary
           Mirel Spitz, Vice President

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

                                   LASER MASTER INTERNATIONAL INC.



                                   BY /S/MENDEL KLEIN
                                      --------------------------------
                                      Mendel Klein, Chief Executive
                                      Officer & Chief Financial Officer


Dated:  March 12, 2001


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


/S/ MENDEL KLEIN
----------------
Mendel Klein, Director
March 12, 2001

/S/ ABRAHAM KLEIN
-----------------
Abraham Klein, Director
March 12, 2001


/S/ LEAH KLEIN
--------------
Leah Klein, Director
March 12, 2001


/S/ MIREL SPITZ
---------------
Mirel Spitz, Director
March 12, 2001