Form 10-Q
period 2001-02-28
LASER MASTER INTERNATIONAL INC
filed 2001-04-20
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: February 28, 2001 Commission File No.: 2-76262-NY
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


Common Stock - 10,365,380 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL INC.
INDEX



PART I - FINANCIAL INFORMATION                                   PAGE


Item 1. Financial Statements


   Consolidated Balance Sheets - February 28, 2001                 3-4

   Consolidated Statements of Operations for the
   Three Months Ended February 28, 2001 and February 29, 2000        5

   Consolidated Statements of Cash Flows for the
   Three Months Ended February 28, 2001 and February 29, 2000        6

   Notes to Consolidated Financial Statements                     7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                        11

PART II. OTHER INFORMATION                                          12

                          PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                FEBRUARY 28,
                                                                    2001
CURRENT ASSETS:                                                -------------
  Cash in Banks                                                $    20,682
  Marketable Securities                                            755,476
  Accounts Receivable - Net                                      4,746,854
  Merchandise Inventory                                          2,404,897
  Prepaid Expenses                                                  27,250
  Escrow Account                                                   358,860
  Notes Receivable                                                 103,511
                                                               -----------
TOTAL CURRENT ASSETS                                           $ 8,417,530
                                                               -----------
FIXED ASSETS:
  Factory Building & Improvements                              $ 5,702,169
  Land - Factory Site                                              215,000
  Machinery & Equipment                                          9,514,370
  Engraving Inventory                                              878,456
  Installation Cost                                                953,524
  Furniture & Fixtures                                             318,552
                                                               -----------
TOTAL                                                          $17,582,071

Less:  Accum. Depreciation                                       7,467,566
                                                               -----------
TOTAL FIXED ASSETS                                             $10,114,505
 -----------
OTHER ASSETS:
  Deferred Charges                                             $   132,872
  Surrender value of Life Insurance                                 49,111
  Notes Receivable                                                 230,719
                                                               -----------
TOTAL OTHER ASSETS                                             $   412,702
                                                               -----------
 OTAL ASSETS                                                   $18,944,737
                                                               ===========


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES



                                                             FEBRUARY 28,
                                                                2001
                                                             -----------
CURRENT LIABILITIES:
  Accounts Payable                                           $   725,063
  Accrued Expenses & Taxes                                        68,151
  Current Portion of Long Term Debt                              933,831
  Loan - Merrill Lynch                                         3,233,284
                                                             -----------
TOTAL CURRENT LIABILITIES                                    $ 4,960,329
                                                             -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                                     $ 4,526,236
  Deferred Income Taxes                                          225,700
                                                             -----------
TOTAL LONG TERM LIABILITIES                                  $ 4,751,936
                                                             -----------
TOTAL LIABILITIES                                            $ 9,712,265
                                                             -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,365,380
    Shares at 2/28/01                                        $   103,654
    Capital in Excess Par                                      5,296,663
    Unrealized Gain on Securities                                 95,539
    Retained Earnings                                          3,891,616
    Treasury Stock                                              (155,000)
                                                             -----------
TOTAL STOCKHOLDERS' EQUITY                                   $ 9,232,472
                                                             -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                       $18,944,737
                                                             ===========

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED


                                             FEBRUARY 28,      FEBRUARY 29,
                                                2001              2000
                                             -----------       -----------
REVENUES                                     $ 2,850,669       $ 3,136,051
                                             -----------       -----------
Depreciation Expense                         $   161,423       $   129,423

Cost of Sales                                  1,919,565         2,256,594
                                             -----------       -----------
TOTAL COST OF SALES                            2,080,988         2,386,017
                                             -----------       -----------
GROSS PROFIT                                     769,681           750,034
                                             -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                           $   265,409       $   328,762
  General & Administrative Expenses              368,618           331,039
                                             -----------       -----------
TOTAL OPERATING EXPENSES                     $   634,027       $   659,801
                                             -----------       -----------
OPERATING PROFIT                             $   135,654       $    90,233

Interest & Finance Charges                   $   133,922       $    85,035
Interest & Capital Gains                         (23,054)          (18,503)
                                             -----------       -----------
NET EARNINGS - BEFORE FIT                    $    24,786       $    23,701
  Less: FIT Provision - Current                     -                 -
  Tax Effect of NOL Carryforward                    -                 -
                                             -----------       -----------
NET EARNINGS FOR THE PERIOD                  $    24,786             -0-
                                             ===========       ===========

EARNINGS PER SHARE *                         $    -0-                  .00
                                             ===========       ===========
DIVIDENDS PER SHARE                               -0-                -0-
                                             ===========       ===========


* Earnings per share are based on 10,365,380 shares outstanding at February 28, 2001 and 10,520,880 February 29, 2000.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED



                                                   FEBRUARY 28      FEBRUARY 29,
                                                       2001            2000
                                                   -----------      -----------
Net Cash Flow From Operating
Activities:

  Net Income                                      $    24,786       $    23,701

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                         161,423           129,423
                                                  -----------       -----------
                                                  $   186,209       $   153,124
Cash Flow Provided From Operations
  Accounts Receivable                             $ 2,396,475       $   512,909
  Inventories                                        (169,868)         (482,000)
  Prepaid Expenses                                        256            38,088
  Loans Receivable                                       --                --
  Accounts Payable & Accrued Exp                   (1,887,728)         (179,242)
                                                  -----------       -----------
  Cash Flow Provided by Operations                $   525,344       $    49,443

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets                       $   (93,979)      $   (83,092)
  Increase in Other Assets                            (60,757)           92,284
  Marketable Securities                              (199,147)         (145,566)
                                                  -----------       -----------
Total Cash Flow Provided from
Investment Purposes                               $  (353,883)         (136,374)
Cash Flow Provided From
(used for)
Financing Purposes:
  Repayment in Long Term Debt                        (609,663)         (173,032)
  Capital Contributed                                    --             (50,003)
  Increase in Bank Loan                                  --                --
                                                  -----------       -----------
Total Cash Flow From Financing                    $  (609,663)      $  (223,035)
                                                  -----------       -----------
Net Cash Flow                                     $  (438,202)      $  (309,966)
Cash and Cash Equivalents at
 Beginning of Period                                  458,884           618,477
                                                  -----------       -----------
Cash and Cash Equivalents at
 End of Period                                    $    20,682       $   308,511
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

         b.  PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED
COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT
COMPANY:


         The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended February 28, 2001 and February 29, 2000.

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


                                            02/28/01        02/29/00
                                            --------        --------

         Depreciation charged to
         Cost of Sales                      $161,423        $129,423
                                            ========        ========


         The annual depreciation rates used are as follows:

         Building and Improvements                    3%

         Machinery and Equipment                  10% - 14.3%

         Furniture and Fixtures                      10%


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

NOTE 9.  CONTINGENT LIABILITIES

         The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $4,070,159 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft.

NOTE 10. EARNINGS PER SHARE - 10,365,380 SHARES COMMON STOCK - PAR VALUE $0.0l AT 2/28/01 AND 10,520,880 SHARES AT 2/20/00.

                                                 Fiscal years ended

                                                 02/28/01 02/29/00
                                                 -------- --------
                                        Net earnings per share - $ .00 $ .00

NOTE 11. HARRISON REDEVELOPMENT PROJECT

         The Company's wholly-owned subsidiary, Harrison First Realty Corp., owns the real property upon which the Company's plant and office facilities are located, Harrison First Realty has been informed that the Harrison Redevelopment Agency intends to develop the Harrison Waterfront area for a public arts entertainment and to beautify the Harrison and Newark Waterfront areas. Additionally, that the Redevelopment Agency intends to acquire the Company's office and plant site for public purposes. The Company contends that it did not receive proper notification concerning the redevelopment project and that, if required, it will take the appropriate action to contest the Redevelopment Agency' right under the local Redevelopment and Housing law to condemn the real property. While the project appears to be in its preliminary stages and will be carried on over a number of years, it will have a financial impact on the Company, and the effect of the proceedings, if any, on the Company is undetermined at this time.

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999




                              RESULTS OF OPERATIONS
                              ---------------------


REVENUES

For the three months ended February 28, 2001 revenues decreased 9% from the prior year. The revenue decrease was due to the fact the company spent much factory time running samples for potential new customers for their new packaging products. If these sample runs are successful this would result in increased orders for the second half of the year.

GROSS PROFIT

For the three months ended February 28, 2001 gross profit was 27% as compared to 24% for the same period in the previous year. The company operated more efficiently due to faster press speeds but this was offset by higher raw material prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 4% for the three months ended February 28, 2001 over the same period for the previous year. This was as a result of the Company's cost control measures.

INTEREST EXPENSE

Interest expense increased for the first three months of 2001 as compared to the same period for the previous year. This was as a result of higher levels of debt needed to finance higher levels of accounts receivable.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At February 28, 2001 the Company had working capital of $3,457,201. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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