Form 10QSB
period 2001-05-31
LASER MASTER INTERNATIONAL INC
filed 2001-07-23
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:   MAY 31, 2001    Commission File No.: 2-76262-NY
                        --------------                        -----------


                     LASER MASTER INTERNATIONAL, INC.
-------------------------------------------------------------------------
          (Exact name of Registrant as Specified in its charter)


           New York                                  11-2564587
------------------------------          ---------------------------------
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

LASER MASTER INTERNATIONAL, INC.
INDEX


PART I - FINANCIAL INFORMATION                             PAGE


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - May 31, 2001      3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended May 31, 2001 and May 31, 2000    5

   Condensed Consolidated Statements of Operations for
   the Six Months Ended May 31, 2001 and May 31, 2000        6

   Condensed Consolidated Statements for Cash Flows for
   the Six Months Ended May 31, 2001 and May 31, 2000        7

   Notes to Condensed Consolidated Financial Statements      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                12

PART II. OTHER INFORMATION                                  13

                          PART I. FINANCIAL INFORMATION




                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                   MAY 31,
                                                    2001
                                                 -----------
CURRENT ASSETS:
  Cash in Bank                                   $   148,343
  Escrow Account                                     492,490
  Marketable Securities                              765,095
  Accounts Receivable - Net                        3,745,349
  Merchandise Inventory                            3,014,952
  Prepaid Expenses                                    27,506
  Notes Receivable                                   103,511
                                                 -----------
TOTAL CURRENT ASSETS                             $ 8,297,246
                                                 -----------
FIXED ASSETS:
  Factory Building & Improvements                $ 5,718,355
  Land - Factory Site                                215,000
  Machinery & Equipment                            9,472,384
  Engraving Inventory                                878,456
  Installation Cost                                  953,941
  Furniture & Fixtures                               355,910
                                                 -----------
TOTAL                                            $17,594,046
                                                 -----------
Less:  Accum. Depreciation                         7,628,989
                                                 -----------
TOTAL FIXED ASSETS                               $ 9,965,057
                                                 -----------
OTHER ASSETS:
  Deferred Charges                               $   136,319
  Loans Receivable                                   140,586
                                                  -----------

TOTAL OTHER ASSETS                               $   276,905
                                                 -----------
TOTAL ASSETS                                     $18,539,208
                                                 ===========




The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.



                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                LIABILITIES


                                                    MAY 31,
                                                     2001
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $   897,727
  Accrued Expenses & Taxes                            78,097
  Current Portion of Long Term Debt                  933,831
  Loan - Merrill Lynch                             2,922,823
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 4,832,478
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 4,549,769
  Deferred Taxes                                     225,700
                                                 -----------
TOTAL LONG TERM LIABILITIES                      $ 4,775,469
                                                 -----------
TOTAL LIABILITIES                                $ 9,607,947
                                                 -----------

STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,365,380             $  103,654
    Shares at 5/31/01 Paid in Capital              5,296,663
    Unrealized Gain                                   32,730
    Retained Earnings                              3,653,214
    Treasury Stock                                  (155,000)
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 8,931,261
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $18,539,208
                                                 ===========



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.



                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED




                                           MAY 31,           MAY 31,
                                            2001              2000
                                         -----------       -----------
REVENUES                                 $ 2,687,581        $3,599,473
                                         -----------       -----------
Depreciation Expense                     $   161,423       $   129,423

Cost of Sales                              1,854,702         2,664,864
                                         -----------       -----------
TOTAL COST OF SALES                      $ 2,016,125       $ 2,794,287
                                         -----------       -----------
GROSS PROFIT                             $   671,456       $   805,186
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   384,524       $   312,987
  General & Administrative Expenses          353,451           394,102
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $   737,975       $   707,089
                                         -----------       -----------
NET EARNINGS - OPERATIONS                $   (66,519)      $    98,097
  Interest Expense                           181,445            96,518
  Interest & Dividend Income                  (9,562)         (129,591)
  & Capital Gains                        -----------       -----------
NET EARNINGS BEFORE FIT                  $  (238,402)      $   131,170
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $  (238,402)      $   131,170
                                         ===========       ===========

EARNINGS PER SHARE *                     $      (.02)      $       .01
                                         ===========       ===========
DIVIDENDS PER SHARE                            -0-               -0-
                                         ===========       ===========



* Earnings per share are based on 10,365,380 shares outstanding at May 31, 2001 and on May 31, 2000 10,477,880.



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.



                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE SIX MONTHS ENDED


                                           MAY 31,           MAY 31,
                                            2001              2000
                                         -----------       -----------
REVENUES                                 $ 5,538,250       $ 6,735,524
                                         -----------       -----------
Depreciation Expense                     $   322,846       $   258,846

Cost of Sales                              3,774,267         4,921,458
                                         -----------       -----------
TOTAL COST OF SALES                      $ 4,097,113       $ 5,180,304
                                         -----------       -----------
GROSS PROFIT                             $ 1,441,137       $ 1,555,220
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   649,933       $   641,749
  General & Administrative Expenses          722,069           725,141
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $ 1,372,002       $ 1,366,890
                                         -----------       -----------
NET EARNINGS - OPERATIONS                     69,135           188,330
  Interest Expense                           315,367           181,553
  Interest & Dividend Income                 (32,616)         (148,094)
  and Capital Gains                      -----------       -----------
NET EARNINGS BEFORE FIT                     (213,616)      $   154,871
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD                 (213,616)      $   154,871
                                         ===========       ===========

EARNINGS PER SHARE *                            (.02)              .01
                                         ===========       ===========
DIVIDENDS PER SHARE                            -0-              -0-
                                         ===========       ===========


* Earnings per share are based on 10,365,380 shares outstanding at May 31, 2001 and on May 31, 2000 10,477,880



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED

                                           MAY 31           MAY 31
                                            2001             2000
                                         -----------     -----------
Net Cash Flow From Operating
Activities:
  Net Income                             $  (213,616)    $   154,871

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                322,846         258,846
                                         -----------     -----------
                                         $   109,230     $   413,717
Cash Flow Provided From Operations
  Accounts Receivable                    $ 3,397,980     $   603,192
  Inventories                               (779,923)       (400,750)
  Prepaid Expenses                              -             38,088
  Accounts Payable & Accrued Exp.         (1,705,118)       (389,233)
  Escrow Account                            (264,133)       (257,500)
                                         -----------     -----------
Cash Flow Provided by Operations         $   758,036     $     7,514

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $  (105,954)    $  (238,593)
  Increase in Other Assets                    75,040         (98,518)
  Marketable Securities                      (78,263)       (110,280)
  Unrealized Loss                            (62,809)        (35,032)
                                         -----------     -----------
Total Cash Flow Provided from            $  (171,986)    $  (482,423)
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
  Payment of Debt                           (896,591)        449,372
  Purchase of Treasury Stock                    -           (105,000)
                                         -----------     -----------
Cash Flow Used for Financing             $  (896,591)    $   344,372
                                         -----------     -----------
Net Cash Flow                            $  (310,541)    $  (130,537)
Cash and Cash Equivalents at
 Beginning of Period                        458,884          618,477
                                         -----------     -----------
Cash and Cash Equivalents at
 End of Period                           $  148,343      $   487,940
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

         b.  PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED
             COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE
             PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended May 31, 2001 and May 31, 2000.

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


                                            05/31/01        05/31/00
                                            --------        --------
         Depreciation charged to
         Cost of Sales                      $322,846        $258,846
                                            ========        ========


         The annual depreciation rates used are as follows:

         Building and Improvements                    3%

         Machinery and Equipment                  10% - 14.3%

         Furniture and Fixtures                      10%


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

NOTE 10. EARNINGS PER SHARE - 10,365,380 SHARES COMMON STOCK - PAR VALUE $0.0l at 5/31/01 and 10,477,880 shares at 5/31/00.

                                                 Six Months ended
                                           05/31/01            05/31/00
                                           --------            --------
          Net earnings per share -         $ (.02)             $  .01

NOTE 11.  HARRISON REDEVELOPMENT PROJECT

          The Harrison Redevelopment Agency has recently announced that the Waterfront Area of Harrison will be developed into a public arts and entertainment project to beautify the Newark and Harrison Waterfront Area. Laser Master was recently informed that its property is to be included in this project. This will be a 10 year renovation project and Laser Master will be offered fair market value for its property as well as relocation expenses. Management is unable to determine the effect, if any, on the company at ths time since this is in the preliminary phase.

              CMANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                          MAY 31, 2001 AND MAY 31, 2000

                              RESULTS OF OPERATIONS
                              ---------------------
REVENUES

For the six months ended May 31, 2001 revenues decreased 18% from the prior year. For the quarter ended May 31, 2001 revenues decreased 26% ECfrom the same period from the prior year. The decrease in revenues was related to the general economic slowdown. Many existing and new customers were very slow to make major commitments until the initial product shipments sold thru. Quote activity is currently at a high level and indications are that buying activity is starting to pick up.

GROSS PROFIT

For the three months ended May 31, 2001 gross profit was 25% as compared to 22% for the same period in the previous year. The increase in gross profit was due to the fact that the company is becoming more efficient due to the 8 color press running faster and because of other improvements in the factory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 21% for the six months ended May 31, 2001 over the same period for the previous year. This was as a result of the Company's attempt to obtain additional customers for its new packaging products which caused additional selling and administrative expenses.

INTEREST EXPENSE

Interest expense increased for the first six months of 2001 as compared to the same period for the previous year. This was as a result of higher levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At May 31, 2001 the Company had working capital of $3,464,768. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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




                                    LASER MASTER INTERNATIONAL, INC.
                                    --------------------------------
                                            (Registrant)


         7/18/01                     /s/ MENDEL KLEIN
      -----------------             --------------------------------
           Date                     MENDEL KLEIN, PRESIDENT

         7/18/01                     /s/ LEAH KLEIN
      -----------------             --------------------------------
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