Form 10QSB
period 2001-08-31
LASER MASTER INTERNATIONAL INC
filed 2001-10-22
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:   AUG. 31, 2001   Commission File No.: 2-76262-NY
                         -------------                        -----------


                        LASER MASTER INTERNATIONAL, INC.
-------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)


           New York                                  11-2564587
------------------------------          ---------------------------------
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

LASER MASTER INTERNATIONAL, INC.
INDEX



PART I - FINANCIAL INFORMATION                                 PAGE


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - Aug 31, 2001          3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended Aug 31, 2001 and Aug 31, 2000        5

   Condensed Consolidated Statements of Operations for
   the Nine Months Ended Aug 31, 2001 and Aug 31, 2000           6

   Condensed Consolidated Statements for Cash Flows for
   the Nine Months Ended Aug 31, 2001 and Aug 31, 2000           7

   Notes to Condensed Consolidated Financial Statements          8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                    12

PART II. OTHER INFORMATION                                      13

                          PART I. FINANCIAL INFORMATION




                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                    AUG 31,
                                                     2001
                                                 -----------
CURRENT ASSETS:
  Cash in Banks                                   $   248,371
  Escrow Account                                      111,685
  Marketable Securities                               730,819
  Accounts Receivable - Net                         3,555,710
  Merchandise Inventory                             2,859,629
  Prepaid Expenses                                     27,506
                                                  -----------
TOTAL CURRENT ASSETS                              $ 7,533,720
                                                  -----------
FIXED ASSETS:
  Factory Building & Improvements                 $ 5,734,637
  Land - Factory Site                                 215,000
  Machinery & Equipment                             9,621,565
  Engraving Inventory                                 878,454
  Installation Cost                                   953,941
  Furniture & Fixtures                                377,691
                                                  -----------
TOTAL                                             $17,781,288

Less:  Accum. Depreciation                          7,790,412
                                                  -----------
TOTAL FIXED ASSETS                                $ 9,990,876
                                                  -----------
OTHER ASSETS:
  Deferred Charges                                $   136,319
  Loans Receivable                                    199,939
                                                  -----------

TOTAL OTHER ASSETS                                $   336,258
                                                  -----------
TOTAL ASSETS                                      $17,860,854
                                                  ===========






The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES


                                                    AUG 31,
                                                     2001
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $   880,896
  Accrued Expenses & Taxes                           101,530
  Current Portion of Long Term Debt                  933,831
  Loan - Merrill Lynch                             2,072,636
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 3,988,893
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 4,998,682
    Deferred Taxes                                   224,550
                                                 -----------
TOTAL LONG TERM LIABILITIES                      $ 5,223,232
                                                 -----------
TOTAL LIABILITIES                                $ 9,212,125


STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,277,880             $  103,654
    Shares at 8/31/00 Paid in Capital              5,296,663
    Unrealized Gain                                  (18,841)
    Retained Earnings                              3,422,253
    Treasury Stock                                  (155,000)
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 8,648,729
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $17,860,854
                                                 ===========






The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED



                                           Aug 31,           Aug 31,
                                            2001              2000
                                         -----------       -----------
REVENUES                                 $ 3,563,064       $ 3,665,753
                                         -----------       -----------
Depreciation Expense                     $   161,423       $   129,423
Cost of Sales                              2,542,686         2,527,144
                                         -----------       -----------
TOTAL COST OF SALES                      $ 2,704,109       $ 2,656,567
                                         -----------       -----------
GROSS PROFIT                             $   858,955       $ 1,009,186
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   481,892       $   494,076
  General & Administrative Expenses          480,366           339,934
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $   962,258       $   834,010
                                         -----------       -----------
OPERATING PROFIT                         $  (103,303)      $   175,176

Interest & Finance Charges                   137,789           123,439
Interest & Dividend Income                   (10,131)           (5,820)
                                         -----------       -----------
NET EARNINGS BEFORE FIT                  $  (230,961)      $    57,557
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $  (230,961)      $    57,557
        ===========       ===========

EARNINGS PER SHARE *                     $      (.02)              .01
                                         ===========       ===========
DIVIDENDS PER SHARE                           -0-              -0-
                                         ===========       ===========




* Earnings per share are based on 10,365,380 weighted shares outstanding at 8/31/01 & 10,477,880 shares outstanding at 8/31/00.



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE NINE MONTHS ENDED


                                           Aug 31,           Aug 31,
                                            2001              2000
                                         -----------       -----------
REVENUES                                 $ 9,101,314       $10,401,277
                                         -----------       -----------
Depreciation Expense                     $   484,269       $   388,269

Cost of Sales                              6,316,953         7,448,602
                                         -----------       -----------
TOTAL COST OF SALES                      $ 6,801,222       $ 7,836,871
                                         -----------       -----------
GROSS PROFIT                             $ 2,300,092       $ 2,564,406
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $ 1,131,825       $ 1,135,825
  General & Administrative Expenses        1,202,435         1,065,075
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $ 2,334,260       $ 2,200,900
                                         -----------       -----------
OPERATING PROFIT                         $   (34,168)      $   363,506

  Interest & Finance Charges                 453,156           304,992
  Interest & Dividend Income                 (42,747)         (153,914)
                                         -----------       -----------
NET EARNINGS BEFORE FIT                     (444,577)          212,428
Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward              -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD                 (444,577)      $   212,428
                                         ===========       ===========

EARNINGS PER SHARE *                     $       .04        $      .02
                                         ===========       ===========
DIVIDENDS PER SHARE                           -0-               -0-
                                         ===========       ===========




* Earnings per share are based on 10,365,380 weighted shares outstanding at Aug 31, 2001 and on Aug 31, 2000 10,477,880.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED


                                            Aug 31           Aug 31
                                             2001            2000
                                         -----------     -----------
Net Cash Flow From Operating
Activities:

  Net Income                             $  (444,577)    $   212,428

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                484,269         388,269
                                         -----------     -----------
                                         $    39,692     $   600,697
Cash Flow Provided From Operations
  Accounts Receivable                    $ 3,587,619     $   263,254
  Inventories                               (624,600)       (501,072)
  Prepaid Expenses                              -            38,088
  Sundry Receivable                          103,511            -
  Accounts Payable & Accrued Exp.         (1,698,516)        272,635
                                         -----------     -----------
Cash Flow Provided by Operations         $ 1,407,706     $   673,602
Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $  (293,196)    $ (339,743)
  Increase in Other Assets                    14,537         (6,388)
  Marketable Securities & Escrow              72,685         66,246
  Unrealized Gain                           (114,380)          -
                                         -----------     -----------
Total Cash Flow Provided from               (320,354)    $ (279,885)
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
Increase in Long Term Debt                       -         1,253,773
Payment of Debt                           (1,297,865)     (1,550,824)
Purchase of Treasurt Stock                      -           (303,625)
                                          -----------     -----------
Cash Flow Used for Financing              (1,297,865)       (600,676)

Net Cash Flow                            $  (210,513)    $  (206,959)
Cash and Cash Equivalents at
 Beginning of Period                         458,884         618,477
                                         -----------     -----------
Cash and Cash Equivalents at
 End of Period
                                         $   248,371     $   411,518
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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the nine months ended Aug 31, 2001 and Aug 31, 2000.

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

NOTE 3.  ACCOUNTS RECEIVABLE

              The account on the balance sheet of Laser Master International Inc. referred to as "Accounts Receivable-Net" represents amounts due from customers for goods sold and delivered on a current basis. The accounts receivable so stated are encumbered to one of the company's lenders. An allowance for doubtful accounts has been established in the amount of $389,506.

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


                                            08/31/01        08/31/00
                                            --------        --------
         Depreciation charged to
         Cost of Sales                      $484,269        $388,269
                                            ========        ========

         The annual depreciation rates used are as follows:

         Building and Improvements                    3%

         Machinery and Equipment                  10% - 14.3%

         Furniture and Fixtures                      10%


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

NOTE 10. EARNINGS PER SHARE - 10,365,380 SHARES COMMON STOCK - PAR VALUE $0.0l at 8/31/01 and 10,477,880 shares at 8/31/00.

                                                Nine Months ended

                                           08/31/01            08/31/00
                                           --------            --------
          Net earnings per share -         $ (.04)             $  .02

NOTE 11.  ADDITIONAL FINANCING
          During the quarter the company obtained a loan and agreed to provide a 3rd mortgage in the amount of $1,000,000 to an unaffiliated private individual. The interest rate is fixed at 10% per year and there are no payments due during the term of the mortgage which is 2 years. After 2 years the entire amount becomes due and payable.

NOTE 12.  LITIGATION
          In august 2001, the Company's subsidiary, Flexo Craft Prints, Inc. filed an action in the United States District Court, District of New Jersey against Amazon.com, LLC, and a number of Amazon's subsidiary companies for damages in the sum of $1,570,283.74 in addition to damages of $500,000 for lost income. The legal action also claims damages against the Pennsylvania General Insurance Co. CGU New Hersey Fireman's Fund Insurance Companies in the sum of $29,340.70. Neither Amazon nor the insurance companies have at present time interposed a response to the legal action. The Company beleives that it has meritorious claims in the action.

NOTE 13.  VIOLATION OF BANK COVENANT

          The company is in violation of one of its loan covenants with the Fleet Bank and has requested a waiver of this violation. In the past management has been able to obtain covenant violation waivers and anticipates receiving it in this case. However, there can be no assurance that the waiver will be obtained.

NOTE 14.  HARRISON REDEVELOPMENT PROJECT

         The Harrison Redevelopment Agency has recently announced that the Waterfront Area of Harrison will be developed into a public arts and entertainment project to beautify the Newark and Harrison Waterfront Area. Laser Master was recently informed that its property is to be included in this project. This will be a 10 year renovation project and Laser Master will be offered fair market value for its property as well as relocation expenses. Management is unable to determine the effect, if any, on the company at this time since this is in the preliminary phase.

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                          AUG 31, 2001 AND AUG 31, 2000

                          RESULTS OF OPERATIONS
                          ---------------------

REVENUES

For the nine months ended Aug 31, 2001 revenues decreased 12% from the prior year. For the quarter ended Aug 31, 2001 revenues decreased 3% from the same period from the prior year. This decrease was because EC substantial orders for the company's new packaging products were not shipped until the 4th quarter. Demand for the company's new packaging products has decreased from the prior year because of the demise of certain internet retail companies which have been replaced to some extent this year but due to the lead time needed to ramp up with new customers there has been a temporary decrease in year to year sales comparisons.

GROSS PROFIT

For the three months ended Aug 31, 2001 gross profit was 24% as compared to 25% for the same period in the previous year. The same margins were a direct result of a reduction in certain production expenses for the E Ccurrent period which enabled the company to maintain its gross profitE Con a lower sales volume. E C

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased for the three months ended Aug 31, 2001 over the same period for the previous year. This was as a result of the Company's investment in advanced computer software and hardware plus cost controls on salesman.

INTEREST EXPENSE

Interest expense increased for the first nine months of 2001 as compared to the same period for the previous year. This was as a result of higher levels of debt needed to support an anticipated increased volume in the 4th quarter.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At Aug 31, 2001 the Company had working capital of $3,544,827. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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