Form 10KSB
period 2001-11-30
LASER MASTER INTERNATIONAL INC
filed 2002-04-09
CIK 700892

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ANNUAL REPORT

Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                       Commission file number
November 30, 2001                                    2-76262-NY
-----------------                                    ----------

                        Laser Master International, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                     11-2564587
           --------                                     ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

1000 First Street, Harrison, N.J.                       07029
---------------------------------                       -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock - Par Value $.01                                10,490,380
-----------------------------                                ----------
           Class                                       Outstanding Shares

Aggregate Market Value of Non-Affiliate Stock at February 28, 2002 -
--------------------------------------------------------------------
approximately $1,573,557.
-------------------------

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
(a) General:

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

The Flexo -Craft Process

The principal operation of Flexo-Craft is to utilize a ZED laser in its process. A laser is a device which emits a coherent wavelength (color). A large degree of control is afforded, and as a consequence, an exceptionally high density of power can be delivered to a well-defined area by focusing the light energy. Using a computer driven system the laser beam makes grooves in the form of designs and patterns onto a rubber material. The rubber material is then sealed on a steel or aluminum cylinder which is then placed on a printing press. In the heat transfer printing process the ink is injected into the grooves using a computer driven process and then the rubber coated cylinder prints on heat transfer paper. The heat transfer p aper is sold to manufacturers who then seal it onto textile materials. The same process is used for gift wrap paper except that the paper itself is the final product. One of our six color presses prints heat transfer paper and the other six color press prints gift wrap paper. Our eight color press can print either paper and in addition can print for the wallpaper, home furnishings, carpet and other industries. The 8 color press also is two times faster than the newest six color press.

We accept patterns from the customer or can design its own patterns using a computerized color separating system. In addition we have an extensive supply of rubber coated cylinders with designs already engraved which can be reused numerous times.

INDUSTRY SEGMENT INFORMATION

During the last two fiscal years ending November 30, 2001 and 2000, the following is a listing of the percentage of revenue which contributed toward our total revenue.

                                 2001                2000
                                 ----                ----
Heat Transfer                     36%                 38%
Gift Wrap                         62%                 60%
Roll Covering                      2%                  2%
Total %                          100%                100%

We do not consider our business to be a seasonal business. However prior to the Christmas Season the Christmas gift wrap business tends to increase. Historically sales are greater in the second half of the year as customers need more gift wrap paper as the Christmas holiday season approaches.

COMPETITION
-----------

Flexo-Craft is subject to competition in both laser and commercial printing engraving. There is no assurance that other companies with greater resources will not engage in the same business as Flexo Craft. Flexo Craft competes with a major competitor in the use of the laser in its business. There are three companies currently engaged in a business similar to that of Flexo-Craft. In addition, Flexo Craft com petes with many other companies who use conventional methods of processing, which do not include the use of the laser.

Flexo-Craft presently sells to approximately 90 customers. Flexo-Craft does not depend upon one customer or a few that would materially affect our sales, however, the loss of our largest customer who constituted 10% of our sales would have a material effect upon our business.

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

We have 2 sales representatives and maintain a sales staff of 8 individuals who visit our customers of the Company on a national basis.

EMPLOYEES

We currently employ 75 employees, of which eight are in Management and 67 are Members of Local 1718 of the United Production Workers. We generally enjoy favorable relations with its union employees, and have not in our history had any strike or any work stoppage.

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

As of:
November 30, 2001                 $4,000,000                     100%
November 30, 2000                 $3,000,000                     100%

The backlog of orders, is not affected by the seasonal cycle of the industry throughout the year. We filled all of our backlog orders during our last fiscal year ended November 30, 2001 and anticipate being able to fill all of our current backlog orders during our fiscal year ending November 30, 2002.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Laser Master owns all the issued and outstanding common stock of Harrison First Realty Corp., which is the owner of the real property, plant and office facility of Laser Master. The building owned by Harrison First Realty Corp. is a single story industrial building located at 1000 First Street, Harrison, New Jersey. The building was refurbished in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires, required by the Company's Flexo- Craft facilities for use in its printing process. The building area is approximately 240,000 square feet, which is 51% utilized by the Company. The factory building currently has three mortgages, a first from theNJ EDA, a second mortgage from Fleet Bank and a third mortgage from a private individual.

Harrison First Realty currently has two tenants who are not affiliated with Laser Master, and have executed leases at 1000 First Street. Additional information about the leases is referred to in Note 1 to the financial statements.

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings contemplated or threatened against Laser Master or any of its Subsidiaries. We are however involved in litigation from time to time in the ordinary course of our business. In the opinion of management there is no actual or pending litigation that would have a material adverse effect on us. We are involved in material litigation to recover an accounts receivable balance of $1,664,800 from Amazon.com.

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

                                     PART II

 ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(1) The quarterly high and low prices of the Company's common stock as traded were as follows:

                             2001                  2000
                         High    Low           High     Low
                         ----    ---           ----     ---
First Quarter             .25    .18            7/8     1/2
Second Quarter            .25    .18            5/8     3/8
Third Quarter             .25   .15             3/8     1/4
Fourth Quarter            .18    .12           5/16    3/16

(2)   The Company's common shares are traded on the Nasdaq Bulletin Board.
(3) The approximate number of shareholders of record on November 30, 2001 was 465.
(4) No cash dividends have ever been declared nor are any expected in the near future.
(5) Mr. Mendel Klein is the owner of 3,625,000 shares. Pursuant to Rule 144 of the 1933 Securities Act of 1933 as amended, he is permitted to sell a certain number of restricted shares: every 3 months sell in ordinary transactions the amount of shares eligible for sale under Rule #144 during a 3 month period gain, subject to volume restrictions.

ITEM 6.                        SELECTED FINANCIAL DATA  -  fiscal year ended


                               11/30/01              11/30/00            11/30/99           11/30/98            11/30/97
                               --------              --------            --------           --------            --------
Revenues                       $12,617,879          $17,098,252         $15,947,507        $14,049,749          12,007,663
Net Income                    ($ 2,695,399)         $   557,443       $     776,769        $   563,438           (573,484)
(Loss)
Earnings Per Share                  -0-                .05                   .07                 .05                 (.06)
Cash Dividend per share             -0-                 -0-                  -0-                 -0-                  -0-
At Year End:

Totl Asset                     17,257,544           21,417,342          16,805,437          16,743,567           15,224,075

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PRINTING SEGMENT

Net sales for the year ended November 30, 2001 totaled $12,617,879 as compared to $17,507,675 for the year ended November 30, 2000, for an decrease of 28%. Management attributes the decrease in sales to the fact that the company was very dependent on eCommerce customers who by and large collapsed. eToys and Amazon.com were two large customers in the year 2000 from whom we expected significant business from in 2001 and neither customer delivered. eToys went bankrupt and with Amazon.com, we ultimately had a dispute, which has resulted in litigation. In addition, due to the 9/11 tragedy, which happened at the beginning of our 4th quarter, our busiest period was decimated. After 9/11 our plant was not operational for 2 weeks because of electricity problems and we received numerous cancellations from large customers. What traditionally had been our busiest quarter turned out to be a disaster. For the current year we have replaced the eCommerce customers with several large traditional retail chains and have an increased order level over last year. In addition we have begun to outsource some of our production to China which is reducing costs and insulating us from a similar disaster as from last year.

Gross profit percentage for 2001 was 26% compared to 27% for the year before. This decline was a result of intense pricing pressure in the company's new packaging products division. In addition the gross profit percentage decline was attributable to a reduced sales level as fixed costs had to be allocated over a smaller sales base.

REAL ESTATE SEGMENT

Rental income for the years 2001 compared to 2000 decreased 1%. During 2001 the operating profit from the real estate division was $84,348 compared to $109,020 in 2000. The Company has two unaffiliated tenants with monthly rental income of $34,119. This segment expects to be profitable in the future now that the start up expenses and renovation period is over.

CORPORATE EXPENSES

Selling, general and administrative expenses for fiscal 2001 were 31% of sales as compared to 20% of sales for the preceding year. The increase was due to the fact the Company had a lower sales level and a certain amount of overhead expenses were fixed. Interest and finance charges paid by the Company during fiscal 2001 increased 13% from the previous year due to the fact that the company's average debt level increased from the previous year. The Company does not expect any significant additional borrowings for the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company finished its 2001 fiscal year with a current ration of 1.21 compared to 1.43 in the fiscal year 2000. Working capital and cash aggregated approximately $1,202,060 and $565,914 respectively at November 30, 2001 as compared to $3,270,578 and $458,884 respectively at November 30, 2000. The Company believes its financial position at November 30, 2001 will enable it to take advantage of any new opportunities that may arise.

In fiscal 2001 cash flow provided from operations was $266,083 compared to $(1,845,552) used in 2000. The provision for doubtful accounts and the decrease in accounts receiable were the main reasons for the increase in cash from operations. Inventory decreased because of an anticipated decrease in orders. Accounts payable decrease of $1,374,717 was because of increased use of vendors from China who had initially required shorter payment terms. Net cash used by investing activities during 2001 was ($210,164) which was because of fixed assets acquisitions. Management does not anticipate any significant capital expenditures in 2002. Net cash generated by financing activities during 2001 was $51,111. This was primarily because the company's increase in debt.

The Company anticipates that its capital resources provided from its cash flow from operations and anticipated financing will be sufficient to meet its financing requirements for at least the next 12 month period.

Inflationary Impact:

Since the inception of operation, inflation has not significantly affected the operating results of the company. However, inflation and changing interest rates have had a significant effect on th e economy in general and therefore could affect the operating results of the company in the future.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
        ACCOUNTING AND FINANCIAL DISCLOSURES
        ------------------------------------

                NONE

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ANNUAL REPORT ON FORM 10-KSB

                     YEARS ENDED NOVEMBER 30, 2001 AND 2000







                                TABLE OF CONTENTS
                                -----------------




                                                                      PAGE
                                                                       NO.
                                                                      ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets                                                       2 - 3

Statements of Operations                                                4

Statements of Changes in Stockholders' Equity                           5

Statements of Cash Flows                                                6

Notes to Financial Statements                                        7 - 19

                        LASER MASTER INTERNATIONAL, INC.
                                       AND
                                  SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   YEARS ENDED

                           NOVEMBER 30, 2001 AND 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------





The Board of Directors and Stockholders of
Laser Master International, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheets of Laser Master International, Inc. and subsidiaries as of November 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Master International, Inc. and subsidiaries as of November 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




New York, New York
February 28, 2002



                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2001 AND 2000







ASSETS                                                      2001               2000
------                                                 --------------     ---------------
Current assets
   Cash                                                $   565,914         $   458,884
   Escrow account                                          242,189             228,357
   Short-term investments                                  710,599             686,832
   Accounts receivable, net of allowance for

      doubtful accounts of $1,992,800 and $328,000 .     3,329,732           7,143,329
   Inventories                                           2,070,264           2,235,029
   Prepaid expenses and other current assets               113,897              27,506
   Current portion of notes receivable                     103,511             103,511
                                                       -----------         -----------

     Total current assets                                7,136,106          10,883,448
                                                       -----------         -----------

Property, plant and equipment
   Factory building and improvements                     5,742,057           5,647,319
   Land                                                    215,000             215,000
   Machinery and equipment                               9,792,064           9,514,370
   Engraving inventory                                     878,454             878,456
   Installation cost                                       953,524             953,524
   Furniture & fixtures                                    358,271             279,423
                                                       -----------         -----------

     Total                                              17,939,370          17,488,092

   Less: Accumulated depreciation                        7,985,634           7,306,143
                                                       -----------         -----------

     Net property, plant, and equipment                  9,953,736          10,181,949
                                                       -----------         -----------

Other Assets
   Notes receivable, net of current portion                   --               166,515
   Deferred charges and other                              104,173             136,319
   Surrender value of life insurance                        63,529              49,111
                                                       -----------         -----------

     Total other assets                                    167,702             351,945
                                                       -----------         -----------
                                                       $17,257,544         $21,417,342
                                                       ===========         ===========



        See accompanying notes to the consolidated financial statements.


                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                           NOVEMBER 30, 2001 AND 2000



LIABILITIES                                                     2001                2000
-----------                                              ---------------       --------------
Current liabilities
   Accounts payable and accrued expenses                 $  1,237,098          $  2,680,942
   Income taxes payable                                          --                 112,400
   Deferred income taxes payable                                 --                  57,400
   Note payable                                             3,833,971             3,828,297
   Current portion of long term debt                          862,977               933,831
                                                         ------------          ------------

       Total current liabilities                            5,934,046             7,612,870
                                                         ------------          ------------

Long term liabilities
   Long term debt, net of current portion                   4,789,944             4,540,886
   Deferred income taxes payable                                 --                  55,900
                                                         ------------          ------------

       Total long term liabilities                          4,789,944             4,596,786
                                                         ------------          ------------


       Total liabilities                                   10,723,990            12,209,656
                                                         ------------          ------------


COMMITMENTS & CONTINGENCIES

   Notes 5, 6 and 10


STOCKHOLDERS' EQUITY
   Common stock - authorized 50,000,000 shares
      $.01 par value 10,490,380 - 2001,
      10,365,380 - 2000; shares issued and outstanding        104,904               103,654
   Additional paid-in capital                               5,309,163             5,296,663
   Accumulated other comprehensive income                     225,556                95,539
   Common stock in treasury, at cost - 182,500 shares        (155,000)             (155,000)
   Retained earnings                                        1,048,931             3,866,830
                                                         ------------          ------------

       Total stockholders' equity                           6,533,554             9,207,686
                                                         ------------          ------------

                                                         $ 17,257,544          $ 21,417,342
                                                         ============          ============




        See accompanying notes to the consolidated financial statements.


                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATION

                     YEARS ENDED NOVEMBER 30, 2001 AND 2000



                                                 2001                    2000*
                                                 ----                    -----
Revenues
   Product revenues                          $ 12,210,579            $ 17,098,252
   Rental income                                  407,300                 409,423
                                             ------------            ------------

      Total revenues                           12,617,879              17,507,675
                                             ------------            ------------

Cost of revenues
   Cost of product revenues                     9,115,792              12,535,252
   Cost of rental Income                          322,952                 300,403
                                             ------------            ------------

                                                9,438,744              12,835,655
                                             ------------            ------------

       Gross profit                             3,179,135               4,672,020
                                             ------------            ------------

Operating expenses
   Selling expenses                               950,820                 843,890
   General and administrative expenses          2,890,216               2,584,811
    Provision for doubtful accounts             1,664,800                 128,926
                                             ------------            ------------

      Total operating expenses                  5,505,836               3,557,627
                                             ------------            ------------

Operating income (loss)                        (2,326,701)              1,114,393

Interest expense                                 (571,821)               (508,240)

Investment and other income                        34,823                 119,590
                                             ------------            ------------


Income (loss) before income taxes              (2,863,699)                725,743

Income tax expense (benefit)                     (168,300)                168,300
                                             ------------            ------------

    Net income (loss)                        $ (2,695,399)           $    557,443
                                             ============            ============


Earnings per common share:
      Basic and diluted earnings per share   $       (.26)           $        .05
                                             ============            ============


* Reclassified for comparative purposes.



        See accompanying notes to the consolidated financial statements.



                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED NOVEMBER 30, 2001 AND 2000



                                                                                             ACCUMULATED
                                                     COMMON     ADDITIONAL                     OTHER
                                      COMMON         STOCK       PAID-IN        RETAINED    COMPREHENSIVE   TREASURY
                                      SHARES         AMOUNT      CAPITAL        EARNINGS     INCOME (LOSS)   STOCK        TOTAL
                                      ---------     --------   -------------    -------     -------------   --------    ---------

December 1, 1999                     10,615,380    $106,154    $ 5,424,412    $ 3,429,138   $    (850)     $   --     $ 8,958,854
Comprehensive income
    Net income                             --          --             --          557,443        --            --         557,443

   Unrealized gains on securities,
      net of tax                           --          --             --             --        96,389          --          96,389

Acquisition of treasury stock                                                                              (405,000)     (405,000)

Retirement of treasury stock           (250,000)     (2,500)      (127,749)      (119,751)       --         250,000          --
                                    -----------    --------    -----------    -----------   ---------    ----------   -----------

November 30, 2000                    10,365,380     103,654      5,296,663      3,866,830      95,539      (155,000)    9,207,686
Comprehensive income
    Net loss                               --          --             --       (2,695,399)       --            --      (2,695,399)

Unrealized gains on securities,
       net of tax benefit                  --          --             --             --       130,017          --         130,017

Issuance if shares for services
    provided                            275,000       2,750         38,500           --          --            --          41,250

Acquisition of treasury stock              --          --             --             --          --        (150,000)     (150,000)

Retirement of treasury stock           (150,000)     (1,500)       (26,000)      (122,500)       --         150,000          --
                                    -----------    --------    -----------    -----------   ---------    ----------   -----------

November 30, 2001                    10,490,380    $104,904    $ 5,309,163    $ 1,048,931   $ 225,556    $ (155,000)  $ 6,533,554
                                    ===========    ========    ===========    ===========   =========    ==========   ===========


        See accompanying notes to the consolidated financial statements.


                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED NOVEMBER 30, 2001 AND 2000

                                                                                 2001                              2000*
                                                                            ---------------                   --------------

Cash flows from operating activities:
Net income (loss)                                                           $   (2,695,399)                  $     557,443
   Adjustments to reconcile to net cash
      provided by (used in) operating activities:
        Provision for doubtful accounts                                          1,664,800                         128,926
        Depreciation                                                               679,492                         646,385
        Amortization                                                                32,146                          30,336
        Non-cash compensation                                                       41,250                               -
        Unrealized gain                                                            130,017                          96,389
   Increase (decrease) in cash flows from operating
    activities resulting from changes in:
       Accounts receivable                                                       2,148,797                      (4,105,976)
       Inventories                                                                 164,765                        (719,957)
       Prepaid expenses and other current assets                                  (100,223)                         41,039
       Other assets                                                                      -                         (17,167)
       Accounts payable                                                         (1,374,717)                      1,334,221
       Accrued expenses and taxes payable                                          (69,128)                         33,498
       Income taxes payable                                                       (225,700)                        225,700
                                                                          -----------------                 --------------

          Net cash provided by (used in) operations                                396,100                      (1,749,163)
                                                                          ----------------                   --------------

Cash flows from investing activities:
    Surrender value of life insurance                                              (14,418)                        165,486
    Net purchase of short term investments                                         (23,767)                       (177,279)
    Purchase of property, plant and equipment                                     (318,511)                       (372,738)
    Notes receivable                                                               166,515                          40,507
    Common stock reacquired                                                       (150,000)                       (405,000)
                                                                          -----------------                 ---------------

          Net cash used in investing activities                                   (340,181)                       (749,024)
                                                                          -----------------                 ---------------

Cash flows from financing activities:
    Deferred charges                                                                     -                         (94,269)
    Note payable                                                                     5,674                       2,024,639
    Proceeds from debt                                                           1,000,000                       1,179,588
    Repayments of long term debt                                                  (954,563)                       (771,364)
                                                                          -----------------                 ---------------

          Net cash flow provided by financing activities                            51,111                       2,338,594
                                                                          ----------------                   -------------

Net increase (decrease) in cash                                                    107,030                        (159,593)

Cash, beginning of year                                                            458,884                         618,477
                                                                          ----------------                  --------------

Cash, end of year                                                          $       565,914                   $     458,884
                                                                           ===============                   =============

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

b.   PASSPORT PAPERS INC. & EAST RIVER ARTS. INC.
     These companies sell the products printed by Flexo Craft Prints Inc. They each sell under their own labels and in their respective markets.

c.   HARRISON FIRST REALTY CORP.
     The Company owns and operates a 240,000 sq. ft. factory building in Harrison, New Jersey. There are two unaffiliated tenants currently occupying 49% of the space. The leases expire on June 30, 2004 and January 1, 2005.

     The minimum rental income from unaffiliated noncancelable leases are as follows:



               AT NOVEMBER 30,
               ---------------
               2002                  $    402,000
               2003                       403,000
               2004                       331,000
               2005                        20,000
                                   --------------

               Total                  $ 1,156,000
                                      ===========


Rental income for the years ended November 30, 2001 and 2000 was $407,300 and $409,423, respectively.

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

REVENUE RECOGNITION
-------------------
Revenue is recognized upon delivery of goods to customers, and collection of the resulting receivable is reasonable assured.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. As of November 30, 2001, one customer of the Company's Flexo-Craft Prints, Inc. subsidiary accounted for 14% of consolidated product revenues.

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

DEFERRED CHARGES
----------------

Deferred charges consists principally of costs that were incurred upon the various financings of the Company's factory building in Harrison, New Jersey and their eight color printing press. The costs are being amortized over the length of their respective loans using the straight line method.

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

RECENT PRONOUNCEMENTS
---------------------

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. In fiscal 2001 the Company adopted this statement which did not impact the consolidated results of operations, financial position or cash flows.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the cost of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Company is required to adopt each of these standards in the first quarter of fiscal year 2003.

NOTE 3 - INVENTORIES
--------------------

Inventories as of November 30, 2001 and 2000 are summarized as follows:


                                        2001                   2000
                                   -------------          -------------
        Raw materials               $    914,994           $ 1,192,271
        Work-in-process                  458,817               660,315
        Finished goods                   696,453               382,443
                                   -------------          -------------

                                    $  2,070,264           $ 2,235,029
                                   =============          =============



NOTE 4 - INCOME TAXES
---------------------

The components of the provision for income taxes for the years ended November 30, 2001 and 2000 consist of:


                                      2001                 2000
                                 --------------      -------------
Current
     Federal                      $    (86,300)        $    86,300
     State                             (26,100)             26,100
                                 --------------       ------------

                                      (112,400)            112,400
                                 --------------       ------------
Deferred
      Federal                          (51,000)             51,000
      State                             (4,900)              4,900
                                 --------------      -------------

                                       (55,900)             55,900
                                 --------------       ------------
Provision (benefit) for
   income taxes                    $  (168,300)         $  168,300
                                   ============      =============

The tax benefit for the year ended November 30, 2001 is associated with the carry back of a portion of the current year loss to the prior year.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)






NOTE 4 - INCOME TAXES (CONTINUED)
--------------------------------

The components of the deferred tax assets and liabilities at November 30, 2001 and 2000 are summarized as follows:

                                                     2001           2000
                                                 -----------    ------------

Deferred tax assets:

   Tax credit carry forwards                     $    --        $    --
   Net operating loss carryforwards                190,000           --
   Allowance for doubtful accounts                 665,000           --
                                                 ---------      ---------

   Total deferred tax assets                     $ 855,000      $    --
                                                 ---------      ---------

Deferred tax liabilities:
   Depreciation                                       --           55,900
   Unrealized gain                                    --           57,400
                                                 ---------      ---------

   Total deferred tax liabilities                     --          113,300
                                                 ---------      ---------

   Deferred tax asset valuation allowance         (855,000)          --
                                                 ---------      ---------

Net deferred tax assets (liabilities)            $    --        $(113,300)
                                                 =========      =========


Deferred tax liabilities are reflected on the Company's consolidated balance sheet at November 30, 2001 and 2000 are as follows:


                                                      2001            2000
                                                --------------    -------------
Current deferred tax liabilities                 $       -         $   57,400
Non-current deferred tax liabilities                     -             55,900
                                                 -------------    -------------

                                                         -         $  113,300
                                                 =============     ============

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 4 - INCOME TAXES (CONTINUED)
--------------------------------

At November 30, 2000 the Company fully utilized its net operating loss carryforwards. In addition, there were investment tax credits of approximately $84,000 which were fully utilized at November 30, 2000.

The provision (benefit) for income taxes for the years ended November 30, 2001 and 2000 is reconciled to the statutory rates as follows:


                                                          2001          2000
                                                    --------------  ----------
Income taxes (benefit) computed at statutory rate     $  (168,300)    $ 252,300
Utilization of credit carryforwards                        -           (84,000)
                                                    --------------  -----------

Provision (benefit) for income taxes                  $  (168,300)    $ 168,300
                                                    ==============  ===========


NOTE 5 - EMPLOYMENT CONTRACTS
-----------------------------

The Company entered into a five year employment agreement with the company's Chairman of the Board, CEO and Treasurer commencing May 1996. Under the agreement, Mr. Mendel Klein's annual salary will be $125,000. In addition he has the right to purchase 400,000 shares of common stock each year at fair market value per share for three years commencing November 30, 1998.

In September 1999, the Company entered into a five year employment agreement with the Company's President, Mr. Abraham Klein, for an annual salary of $70,000. In July 1998 he received options to purchase 575,000 shares of the Company's common stock; 200,000 for two years and 175,000 in the third year at the fair market value per share.

The Company also entered into employment contracts for the services of two key employees for a period of five years from May 1996, for an annual salary of $70,000 each. In July 1998 the two key employees received options to purchase 200,000 shares each year for two years and 175,000 shares in the third year at fair market value per share. The total number of options for each employee is 575,000.


NOTE 6 - CONTINGENT LIABILITIES
-------------------------------

The Company is contingently liable to Fleet Bank for letters of credit in the amount of issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's factory building and eight color press. Fleet Bank has a first lien on the assets of Harrison Realty and second and third liens on Flexo-Craft. Per the loan agreement the company is prohibited from paying cash dividends. The loan agreement to Fleet Bank contains various covenants which the Company was in violation of for the year ended November 30, 2001. However, a waiver from the bank was received.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - LONG TERM DEBT
-----------------------

Long Term debt as of November 30, 2001 and 2000 is as follows:
                                                                             2001                  2000
                                                                         -------------        --------------


NJ EDA Tax Exempt Bond - Interest at 72% of LIBOR rate (3.3%
average rate) - requires annual principal payment of $400,000 or
$405,000 on August 1, through maturity on August 1, 2004
collateralized by an 8 color printing press                             $ 1,210,000              $ 1,615,000

NJ EDA Tax Exempt Bond - Interest at 72% of LIBOR rate (3.3%
average rate) - annual principal payment of $110,000 or
$115,000 through maturity on August 1, 2014 - secured by a
first mortgage on the factory building                                    1,450,000                1,560,000

Mortgage Payable - Requires monthly principal payments
plus interest at 9.18% and matures on April 1, 2005 - secured
by a second mortgage on the factory building                              1,638,166                1,742,435

Mortgage Payable - Requires monthly interest payments at
10% and matures September 1, 2003 - secured by a third mortgage
on the factory building                                                   1,000,000                        -


Capital lease obligations (See Note 8)                                      354,755                  557,282
                                                                      -------------            -------------

      Total                                                               5,652,921                5,474,717
      Less: current portion                                                 862,977                  933,831
                                                                      -------------            -------------

                                                                       $  4,789,944              $ 4,540,886
                                                                       ============              ===========


Escrow accounts have been established for accumulating the annual principal payments of the NJ EDA obligations as defined. These fund have been classified as an escrow account on the balance sheet.

Debt principal maturities for subsequent years are approximately as follows:

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


                       YEAR ENDING
                       NOVEMBER 30
                       -----------

                           2002                $    863,000
                           2003                   1,721,000
                           2004                     673,000
                           2005                   1,391,000
                           2006                     115,000
                        Thereafter                  890,000
                                              -------------

                                                $ 5,653,000
                                              =============


NOTE 8 - CAPITAL LEASE OBLIGATIONS
----------------------------------

The Company has entered into several leases for equipment. The leases are classified as capital leases. Accordingly, assets have been capitalized and have the following book value at November 30, 2001 and 2000:



                                                             2001                        2000
                                                        ---------------             -------------
Machinery & equipment                                   $  1,184,440                 $  1,051,673

Less: accumulated depreciation                               265,855                      152,944
                                                       -------------                -------------

                                                        $    918,585                 $    898,729
                                                        ============                 ============



Obligations under capital leases as
of November 30, 2001 and 2000 are summarized below:



                                                             2001                        2000
                                                        ------------                 ------------

Machinery & equipment                                   $    354,755                  $   557,282

Less: current portion due within one year                    229,356                      313,312
                                                       -------------                 ------------

                                                        $    125,399                  $   243,970
                                                        ============                  ===========



As of November 30, 2001 future minimum payments required under capital leases for subsequent years are as follows:


     YEARS ENDING NOVEMBER 30:
     -------------------------
               2002                                $   256,724
               2003                                     98,117
               2004                                     34,021
                                                 -------------

Total minimum lease payments                           388,862

Less: amount representing interest                      34,107
                                                 -------------
Present value of lease obligations                 $   354,755
                                                   ===========


Total depreciation expense for assets under capital leases was $112,911 and $91,896 for the years ended November 30, 2001 and 2000, respectively.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9 - LEASING ARRANGEMENTS
-----------------------------

The Company and its subsidiaries lease equipment under various non-cancelable operating leases. Total expense for operating leases was $95,871 and $148,383 for the years ended November 30, 2001 and 2000, respectively.

Future minimum payments under these lease obligations for subsequent years are approximately as follows:


                      YEAR ENDING
                      NOVEMBER 30,          AMOUNT
                      ------------          ------

                      2002                $   51,000
                      2003                    35,000
                      2004                     2,000
                                        ------------

                                          $   88,000
                                        ============



NOTE 10 - NOTE PAYABLE
----------------------

The Company has a $4,250,000 line of credit, of which $3,833,971 has been drawn as of November 30, 2001. The Company may borrow up to 80% of its qualified accounts receivable and 50% of raw materials inventory.

The note is secured by the Companys' accounts receivables and short-term investments of approximately $400,000. Interest is computed at 3% above LIBOR.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

The Company operates primarily in the printing industry and leases a portion of the real estate it owns.

Following is a summary of segment information for the years ended November 30, 2001 and 2000:


Sales to unaffiliated customers:                  2001            2000
                                              ------------    ------------
   Printing                                   $ 12,210,579    $ 17,098,252
   Real estate                                     407,300         409,423
                                              ------------    ------------

        Total                                 $ 12,617,879    $ 17,507,675
                                              ============    ============
Operating income (loss)
   Printing                                   $ (2,411,049)   $  1,005,373
   Real estate                                      84,348         109,020
                                              ------------    ------------

        Total                                 $ (2,326,701)   $  1,114,393
                                              ============    ============
Identifiable property, plant and equipment:
   Printing                                   $ 11,982,313    $ 11,625,773
   Real estate                                   5,957,057       5,862,319
                                              ------------    ------------

        Total                                 $ 17,939,370    $ 17,488,092
                                              ============    ============

Capital expenditures:
   Printing                                   $    356,540    $    470,760
   Real estate                                      94,738         238,769
                                              ------------    ------------

        Total                                 $    451,278    $    709,529
                                              ============    ============
Depreciation
   Printing                                   $    498,108    $    462,510
   Real estate                                     181,384         183,875
                                              ------------    ------------

        Total                                 $    679,492    $    646,385
                                              ============    ============

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 12 - SHORT-TERM INVESTMENTS
--------------------------------

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


NOTE 13 - SUPPLEMENTAL STATEMENTS OF CASH FLOW INFORMATION
----------------------------------------------------------


                                                                                 2001             2000
                                                                           ---------------    ----------
Supplemental disclosure of cash flow information:
   Cash paid during year for
         Interest                                                          $    504,170        $  438,594

Supplemental schedule of non-cash investing and financing activities:
         Capital lease obligations incurred for purchase of
           new equipment                                                   $    132,767        $  336,791



NOTE 14 - NOTES AND LOANS RECEIVABLE
------------------------------------

Notes receivables as of November 30, 2001 consists of amounts due from two key employees which are repayable in one installment of $103,511 plus interest at 8% per annum on November 20, 2002.


NOTE 15 - STOCK OPTIONS
-----------------------

The company has stock plans approved by the shareholders, which provide for the granting of options and restricted stock to officers, key employees and consultants. Options are granted at no less than fair market value on the date of grant and become exercisable in increments, in some instances partially conditioned on the attainment of specific performance objectives, and expired five years from the date of grant. (See Note 5).

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15 - STOCK OPTIONS (CONTINUED)
-----------------------------------

A summary of option transactions, including those options granted pursuant to the terms of certain employment and other agreements, is as follows:


                                                                WEIGHTED AVERAGE
                                     SHARES UNDER OPTIONS        EXERCISE PRICE
                                     --------------------       ----------------

                                    2001              2000      (2001 AND 2000)
                                -----------       -----------   ---------------

Outstanding, beginning of year    3,100,000        3,100,000         $ .31
Granted                                   -               -            -
Exercised                                 -               -            -
Canceled                           -                      -            -
                                -----------       -----------          --
Outstanding, end of year          3,100,000        3,100,000         $ .31
                                ===========       ===========        =====



A summary of options outstanding as of November 30, 2001 is as follows:


                                           WEIGHTED AVERAGE
                           EXERCISE         REMAINING           NUMBER OF SHARES
NUMBER OUTSTANDING         PRICE          CONTRACTUAL LIFE        EXERCISABLE
------------------         -----          ----------------        -----------
    3,100,000             $  .31               1.9                3,100,000
    =========             ======               ====               ==========



NOTE 16 - EARNINGS PER SHARE INFORMATION

The calculation of basic and diluted earnings per share for the years ended November 30, 2001 and 2000 is as follows:


                                                         2001            2000
                                                    -------------   ------------

Net income (loss) available to common share owners  $ (2,695,399)    $  557,443
                                                    =============   ============

Average shares outstanding (a)                        10,338,296     10,536,652
Dilutive securities
    Stock options (b)                                     -              -
    Warrants (b)                                          -              -
                                                    ------------    -----------

Average shares outstanding assuming dilution(C)       10,338,296     10,536,652
                                                    ============    ============


(a)  Used to compute basic earnings per share.

(b)  Excluded in 2000 because exercise price exceeds market value.

(C) Used to compute diluted earnings per share.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 17 - EMPLOYEE BENEFIT PLANS
--------------------------------

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

In April, 2000, the Company established a 401(k) salary deferred benefit plan covering all employees who have met certain requirements. The plan provides for discretionary employer matching contributions in a percentage determined by the Company on an annual basis. The Company did not match employee contributions for the years ended November 30, 2001 and 2000, respectively.


NOTE 18 - STOCK REPURCHASE PROGRAM
----------------------------------

In December 1999, the Company announced a $500,000 common stock buy back program for use in connection with employee stock options plans and other corporate purposes. During fiscal 2000, the Company repurchased 182,500 shares for $155,000.

In addition, the Board of Directors authorized the purchase of 400,000 shares of the Company's common stock for use in connection of various corporate purposes. As of November 30, 2000, 250,000 shares had been repurchased and retired and completed the purchase of the remaining 150,000 shares in January, 2001.


NOTE 19 - LITIGATION
--------------------

In August 2001, the Company through its Flexo-Craft Prints, Inc. subsidiary filed an action in federal court against Amazon.com LLC and various subsidiaries for the sum of approximately $1,570,000 plus other costs for non-payment of this receivable and is pursuing other courses of action. The likely outcome of these actions cannot be determined and the Company has fully reserved against its accounts receivable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
--------------------------------------------------------------------

NAME           AGE       POSITION               TERM
----           ---       --------               ----

Mendel Klein   70    Chief Executive Officer     1 Year
                     Chairman of the Board

Abraham Klein  40    President                   1 Year

Leah Klein     66    Vice-President,             1 Year
                     Secretary, Director

Mirel Spitz    43    Vice-President,             1 Year
                     Director

Mendel Klein and Leah Klein are spouses.
Abraham Klein is their Son.
Mirel Spitz is their daughter.

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
                   Office Manager


Mr. Mendel Klein, pursuant to an employment contract entered into with the company, which became effective upon completion of the public offering, is entitled to receive an annual salary of $125,000. Abraham Klein has an employment contract which entitles him to receive an annual salary of $70,000. Additionally, Mendel Klein and Abraham Klein will participate in group life, accident and hospitalization insurance, provided for all key employees, and they will have the use of a company ow ned automobile. No other officer or director has a contract of employment with the company. There are no consulting agreements in existence between the company and any officers.

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
$0.01 Par Value          38 Harrison Avenue
                         Brooklyn, N.Y. 11211

Set forth above is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on Mar ch 9, 2001.

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(A) Financial Statements, Financial Statement Schedules, and Exhibits

1. Financial Statements. See Item 8 for the Financial Statements of the Company filed as a part hereof (Exhibits omitted)

2. Financial Statement Schedules.See Item 8 for the Financial Statement Schedules of the Company filed as a part hereof.

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

LASER MASTER INTERNATIONAL INC.

                                    BY /s/ Mendel Klein
                                      ---------------------
                                      Mendel Klein, Chief Executive
                                      Officer & Chief Financial Officer Dated:

March 12, 2002 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


/s/Mendel Klein
______________________
Mendel Klein, Director
March 12, 2002

/s/ Abraham Klein
_______________________
Abraham Klein, Director
March 12, 2002


/s/Leah Klein
______________________
Leah Klein, Director
March 12, 2002


/s/Mirel Spitz
______________________
Mirel Spitz, Director
March 12, 2002