Form 10QSB
period 2002-02-28
LASER MASTER INTERNATIONAL INC
filed 2002-05-28
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: February 28, 2002 Commission File No.: 2-76262-NY
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

Common Stock - 10,490,380 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL INC.
INDEX



PART I - FINANCIAL INFORMATION                               PAGE


Item 1. Financial Statements


   Consolidated Balance Sheets - February 28, 2002                 3-4

   Consolidated Statements of Operations for the
   Three Months Ended February 28, 2002 and February 29, 2001        5

   Consolidated Statements of Cash Flows for the
   Three Months Ended February 28, 2002 and February 29, 2001        6

   Notes to Consolidated Financial Statements                     7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                        11

PART II. OTHER INFORMATION                                          12

                          PART I. FINANCIAL INFORMATION


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                                FEBRUARY 28,
                                                                    2002
                                                                ------------
CURRENT ASSETS:
  Cash in Banks                                                 $   216,902
  Marketable Securities                                             713,703
  Accounts Receivable - Net                                       2,420,385
  Merchandise Inventory                                           2,095,014
  Prepaid Expenses                                                   85,386
  Escrow Account                                                    372,786
  Notes Receivable                                                  103,511
                                                                -----------
TOTAL CURRENT ASSETS                                            $ 6,007,687
                                                                -----------
FIXED ASSETS:
  Factory Building & Improvements                               $ 5,739,757
  Land - Factory Site                                               215,000
  Machinery & Equipment                                           9,799,209
  Engraving Inventory                                               878,454
  Installation Cost                                                 953,524
  Furniture & Fixtures                                              370,158
                                                                -----------
TOTAL                                                           $17,956,102

Less:  Accum. Depreciation                                        8,155,284
                                                                -----------
TOTAL FIXED ASSETS                                              $ 9,800,818
                                                                -----------
OTHER ASSETS:
  Deferred Charges                                              $   104,173
  Surrender value of Life Insurance                                  63,529
  Notes Receivable                                                  187,987
                                                                -----------
TOTAL OTHER ASSETS                                              $   355,689
                                                                -----------
TOTAL ASSETS                                                    $16,164,194
                                                                ===========






The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES



                                                              FEBRUARY 28,
                                                                  2002
                                                               -----------
CURRENT LIABILITIES:
  Accounts Payable                                             $   445,034
  Accrued Expenses & Taxes                                          18,078
  Current Portion of Long Term Debt                                866,977
  Loan - Merrill Lynch                                           3,632,350
                                                               -----------
TOTAL CURRENT LIABILITIES                                      $ 4,958,459
                                                               -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                                       $ 4,949,879
                                                               -----------
TOTAL LONG TERM LIABILITIES                                    $ 4,949,879
                                                               -----------
TOTAL LIABILITIES                                              $ 9,908,318
                                                               -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,490,380
    Shares at 2/28/02                                          $   104,904
    Capital in Excess Par                                        5,309,163
    Unrealized Gain on Securities                                  225,556
    Retained Earnings                                              771,253
    Treasury Stock                                                (155,000)
                                                               -----------
TOTAL STOCKHOLDERS' EQUITY                                     $ 6,255,876
                                                               -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $16,164,194
                                                               ===========






The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED




                                              FEBRUARY 28,      FEBRUARY 29,
                                                 2002              2001
                                              -----------       -----------

REVENUES                                      $ 2,527,994       $ 2,850,669
                                              -----------       -----------
Depreciation Expense                          $   169,650       $   161,423

Cost of Sales                                   1,831,264         1,919,565
                                              -----------       -----------
TOTAL COST OF SALES                             2,000,914         2,080,988
                                              -----------       -----------
GROSS PROFIT                                      527,080           769,681
                                              -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                            $   365,393       $   265,409
  General & Administrative Expenses               333,967           368,618
                                              -----------       -----------
TOTAL OPERATING EXPENSES                      $   699,360       $   634,027
                                              -----------       -----------
OPERATING PROFIT                              $  (172,280)      $   135,654

Interest & Finance Charges                    $   115,725       $   133,922
Interest & Capital Gains                          (10,327)          (23,054)
                                              -----------       -----------
NET EARNINGS - BEFORE FIT                     $  (277,678)      $    24,786
  Less: FIT Provision - Current                      -                 -
  Tax Effect of NOL Carryforward                     -                 -
                                              -----------       -----------
NET EARNINGS FOR THE PERIOD                   $  (277,678)      $    24,786
                                              ===========       ===========

 (LOSS)   PER SHARE *                          $   (.03)              .00
                                              ===========       ===========
DIVIDENDS PER SHARE                                -0-                -0-
                                              ===========       ===========





* Earnings per share are based on 10,490,380 shares outstanding at February 28, 2002 and 10,365,380 February 29, 2001.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.



                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED


                                            FEBRUARY 28     FEBRUARY 29,
                                               2002            2001
                                            -----------      -----------
Net Cash Flow From Operating
Activities:

  Net Income                                $  (277,678)     $    24,786

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                   169,650          161,423
                                            -----------      -----------
                                            $   108,028      $   186,209
Cash Flow Provided From Operations
  Accounts Receivable                       $   909,347      $ 2,396,475
  Inventories                                   (24,750)        (169,868)
  Prepaid Expenses                               28,511              256
  Loans Receivable                                 -                -
  Accounts Payable & Accrued Exp.              (773,986)      (1,887,728)E
C                                            -----------      -----------
  Cash Flow Provided by Operations          $    31,094      $   525,344

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets                 $   (16,732)     $   (93,979)
  Increase in Other Assets                     (187,987)         (60,757)
  Marketable Securities                        (133,701)        (199,147)
                                            -----------      -----------
Total Cash Flow Provided from
Investment Purposes                         $  (338,420)     $  (353,883)
Cash Flow Provided From (used for)
Financing Purposes:
  Repayment in Debt                             (41,686)        (609,663)
                                            -----------      -----------
Total Cash Flow From Financing              $   (41,686)     $   609,663)
                                            -----------      -----------
Net Cash Flow                               $  (349,012)     $  (438,202)
Cash and Cash Equivalents at
 Beginning of Period                            565,914          458,884
                                            -----------      -----------
Cash and Cash Equivalents at
 End of Period                              $   216,902      $    20,682
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

         Name and brief description of companies under common control:

         1.  FLEXO-CRAFT PRINTS INC.

         This company has for approximately 21 years been engaged in the business of commercial printing and engraving, utilizing a laser technique. The company principally produces an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of varied end products.

         2.  HARRISON FIRST REALTY CORP.

         This company owns and operates a 247,000 sq. ft. factory building in Harrison, New Jersey. There are two unaffiliated tenants currently occupying 49% of the space.

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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

         The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended February 28, 2002 and February 29, 2001.

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

NOTE 7.  DEPRECIATION

         Property, plant and equipment is stated at cost. Depreciation is computed by applying the straight-line method to individual items. Where accelerated depreciation methods are used for tax purposes, deferred income taxes may be recorded. Maintenance and repairs were charged to expenses as incurred.E

                                           02/28/02        02/28/01
                                           --------        --------
         Depreciation charged to
         Cost of Sales                     $169,650        $161,423
                                           ========        ========

         The annual depreciation rates used are as follows:

         Building and Improvements                    3%
         Machinery and Equipment                  10% - 14.3%
         Furniture and Fixtures                      10%


CNOTE 8.  CONTINGENT LIABILITIES

         The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $3,560,159 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Harrison Realty.

NOTE 9. EARNINGS PER SHARE - 10,490,380 SHARES COMMON STOCK - PAR VALUE $0.0l at 2/28/02 and 10,365,380 shares at 2/28/01.

                                                Fiscal years ended
                                           02/28/02            02/29/01
                                          --------            --------
          Net earnings per share -         $ (.03)             $ .00

CNOTE 10. VIOLATION OF LOAN COVENANTS

         The Company is currently in violation of several bank loan covenants and management has requested bank waivers. Management is anticipating receiving these waivers as they have in the past, but the granting of the waivers cannot be guaranteed at this time. A violation of a covenant could result in a demand for payment by both of the banks.

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

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     FEBRUARY 28, 2002 AND FEBRUARY 28, 2001




                              RESULTS OF OPERATIONS
                              ---------------------


REVENUES

For the three months ended February 28, 2002 revenues decreased 11% from the prior year. The revenue decrease was due to the fact the company spent much factory time running samples for potential new customers for their new packaging products. If these sample runs are successful this would result in increased orders for the second half of the year.

GROSS PROFIT

For the three months ended February 28, 2002 gross profit was 21% as compared to 27% for the same period in the previous year. The company operated less efficiently due to lower sales volumes which were not high enough to cover certain fixed overhead costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES E C Selling, general and administrative expenses increased 10% for the three months ended February 28, 2002 over the same period for the previous year. This was as a result of the Company's decrease to increase the number of direct sales people.

INTEREST EXPENSE

Interest expense decreased for the first three months of 2002 as compared to the same period for the previous year. This was as a result of lower levels of debt needed to finance higher levels of accounts receivable.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At February 28, 2002 the Company had working capital of $3,457,201. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management does not anticipate any difficulties in financing existing operations.

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