Form 10QSB
period 2002-05-31
LASER MASTER INTERNATIONAL INC
filed 2002-07-15
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:   MAY 31, 2002    Commission File No.: 2-76262-NY
                         ------------                         -----------


                        LASER MASTER INTERNATIONAL, INC.
   -------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)


           New York                                  11-2564587
------------------------------          ---------------------------------
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

LASER MASTER INTERNATIONAL, INC.
INDEX



PART I - FINANCIAL INFORMATION                                  PAGE


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - May 31, 2002           3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended May 31, 2002 and May 31, 2001         5

   Condensed Consolidated Statements of Operations for
   the Six Months Ended May 31, 2002 and May 31, 2001             6

   Condensed Consolidated Statements for Cash Flows for
   the Six Months Ended May 31, 2002 and May 31, 2001             7

   Notes to Condensed Consolidated Financial Statements           8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                     12

PART II. OTHER INFORMATION                                       13



                          PART I. FINANCIAL INFORMATION


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                    MAY 31,
                                                     2002
                                                  -----------
CURRENT ASSETS:
  Cash in Bank                                   $    88,573
  Escrow Account                                     506,600
  Marketable Securities                              718,553
  Accounts Receivable - Net                        2,013,325
  Merchandise Inventory                            2,604,655
  Prepaid Expenses                                    55,901
  Notes Receivable                                    43,198
                                                 -----------
TOTAL CURRENT ASSETS                             $ 6,030,805
                                                 -----------
FIXED ASSETS:
  Factory Building & Improvements                $ 5,739,757
  Land - Factory Site                                215,000
  Machinery & Equipment                            9,834,897
  Engraving Inventory                                878,454
  Installation Cost                                  953,524
  Furniture & Fixtures                               370,520
                                                 -----------
TOTAL                                            $17,992,152

Less:  Accum. Depreciation                         8,324,934
                                                 -----------
TOTAL FIXED ASSETS                               $ 9,667,218
                                                 -----------
OTHER ASSETS:
  Deferred Charges                               $   100,701
   CSV - Life Insurance                               75,455
   Notes Receivable                                  187,987
                                                 -----------

TOTAL OTHER ASSETS                               $   364,143
                                                 -----------
TOTAL ASSETS                                     $16,062,166
                                                 ===========





The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES


                                                    MAY 31,
                                                     2002
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $   952,225
  Accrued Expenses & Taxes                            33,202
  Current Portion of Long Term Debt                  953,977
  Loan - Merrill Lynch                             3,745,460
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 5,684,864
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 4,730,939
                                                 -----------
TOTAL LONG TERM LIABILITIES                      $ 4,730,939
                                                 -----------
TOTAL LIABILITIES                                $10,415,803
                                                 -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,490,380             $  104,904
    Shares at 5/31/02 Paid in Capital              5,309,163
    Unrealized Gain                                  219,430
    Retained Earnings                                167,866
    Treasury Stock                                  (155,000)
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 5,646,363
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $16,062,166
                                                 ===========






The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED




                                           MAY 31,           MAY 31,
                                            2002              2001
                                         -----------       -----------
REVENUES                                 $ 2,279,944       $ 2,687,581
                                         -----------       -----------
Depreciation Expense                     $   169,650       $   161,423

Cost of Sales                              1,374,126         1,854,702
                                         -----------       -----------
TOTAL COST OF SALES                      $ 1,543,776       $ 2,016,125
                                         -----------       -----------
GROSS PROFIT                             $   736,168       $   671,456
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   412,544       $   384,524
  General & Admin                            502,051           353,451
  Restructing Expense                        300,000              -
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $ 1,214,595       $   737,975
                                         -----------       -----------
NET EARNINGS - OPERATIONS                $  (478,427)      $   (66,519)
  Interest Expense                           130,374           181,445
  Interest & Dividend Income                  (5,414)           (9,562)
  & Capital Gains                        -----------       -----------
NET EARNINGS BEFORE FIT                  $  (603,387)      $  (238,402)
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $  (603,387)      $  (238,402)
                                         ===========       ===========
EARNINGS PER SHARE *                     $      (.06)      $      (.02)
                                         ===========       ===========
DIVIDENDS PER SHARE                            -0-               -0-
                                         ===========       ===========



* Earnings per share are based on 10,490,380 shares outstanding at May 31, 2002 and on May 31, 2001 10,365,380.





The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE SIX MONTHS ENDED




                                           MAY 31,           MAY 31,
                                            2001              2000
                                         -----------       -----------

REVENUES                                 $ 4,807,938       $ 5,538,250
                                         -----------       -----------
Depreciation Expense                     $   339,300       $   322,846

Cost of Sales                              3,205,390         3,774,267
                                         -----------       -----------
TOTAL COST OF SALES                      $ 3,544,690       $ 4,097,113
                                         -----------       -----------
GROSS PROFIT                             $ 1,263,248       $ 1,441,137
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   777,937       $   649,933
  General & Administrative                   836,018           722,069
  Restructing Expense                        300,000              -
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $ 1,913,955       $ 1,372,002
                                         -----------       -----------
NET EARNINGS - OPERATIONS                   (650,707)           69,135
  Interest Expense                           246,099           315,367
  Interest & Dividend Income                 (15,741)          (32,616)
  and Capital Gains                      -----------       -----------
NET EARNINGS BEFORE FIT                     (881,065)         (213,616)
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD                 (881,065)         (213,616)
                                         ===========       ===========

EARNINGS PER SHARE *                            (.08)             (.02)
                                         ===========       ============
DIVIDENDS PER SHARE                           -0-                -0-
                                         ===========       ============



* Earnings per share are based on 10,490,380 shares outstanding at May 31, 2002 and on May 31, 2001 10,365,380


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.



                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED


                                           MAY 31           MAY 31
                                            2002             2001
                                         -----------     -----------
Net Cash Flow From Operating
Activities:

  Net Income                             $  (881,065)    $  (213,616)

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                339,300         322,846
                                         -----------     -----------
                                         $  (541,765)    $   109,230
Cash Flow Provided From Operations
  Accounts Receivable                    $ 1,316,407     $ 3,397,980
  Inventories                               (534,391)       (779,923)
  Prepaid Expenses                            57,996            -
  Accounts Payable & Accrued Exp.           (251,671)     (1,705,118)
  Escrow Account                            (264,411)       (264,133)
  Notes Receivable                            60,313            -
                                         -----------     -----------
Cash Flow Provided by Operations         $  (157,522)    $   758,036

Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $   (52,782)    $  (105,954)
  Increase in Other Assets                  (196,441)         75,040
  Marketable Securities                       (7,954)        (78,263)
  Unrealized Loss                             (6,126)        (62,809)
                                         -----------     -----------
Total Cash Flow Provided from            $  (263,303)    $  (171,986)
 investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
  Payment of Debt                            (56,516)       (896,591)
                                         -----------     -----------
Cash Flow Used for Financing             $   (56,516)    $  (896,591)
                                         -----------     -----------
Net Cash Flow                            $ (477,341)     $  (310,541)
Cash and Cash Equivalents at
 Beginning of Period                        565,914          458,884
                                         -----------     -----------
Cash and Cash Equivalents at
 End of Period                           $   88,573       $  148,343
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

             b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the six months ended May 31, 2002 and May 31, 2001.

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


                                             05/31/02   05/31/01
                                             --------   --------
               Depreciation charged to
               Cost of Sales                 $339,300   $322,846
                                             ========   ========

          The annual depreciation rates used are as follows:

          Building and Improvements          3%
          Machinery and Equipment        10% - 14.3%
          Furniture and Fixtures             10%

NOTE 8. CONTINGENT LIABILITIES

         The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $3,560,159 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Harrison Realty.


NOTE 9. EARNINGS PER SHARE - 10,490,380 SHARES COMMON STOCK - PAR VALUE $0.0l at 5/31/02 and 10,365,380 shares at 5/31/01.


                                               Six months ended
                                           05/31/02        05/31/01
                                           --------        --------
           Net earnings per share -         $ (.08)         $(.02)

NOTE 10. VIOLATION OF LOAN COVENANTS

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

              MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                          MAY 31, 2002 AND MAY 31, 2001

                              RESULTS OF OPERATIONS
                              ---------------------
REVENUES

For the three months ended May 31, 2002 revenues decreased 15% from the prior year. The revenue decrease was due to the fact that many e-Commerce customers either substantially cut down their orders or went out of business. Management is gradually replacing these customers with more traditional chain store customers and anticipates improved sales in the 2nd half of the year.

GROSS PROFIT

For the three months ended May 31, 2002 gross profit was 32% as compared to 25% for the same period in the previous year. The company operated more efficiently due to the fact that raw material prices declined and that more services are being outsourced to China which reduces costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 24% for the three months ended May 31, 2002 over the same period for the previous year. This was as a result of the Company's increase in the number of direct sales people and the start up of promotional activities to aquire chain store customers.

RESTRUCTURING EXPENSE

Management substantially reduced payroll during the quarter in order to reduce the level of overhead to match a reduced revenue outlook. The restructuring expense consists mostly of severance and termination expenses related to the reduction of payroll.

INTEREST EXPENSE

Interest expense decreased for the 2nd quarter of 2002 as compared to the same period for the previous year. This was as a result of lower levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is not well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At May 31, 2002 the Company had working capital of $345,941. Liquidity is sustained principally through funds provided from operations with no unused bank lines of credit available to provide additional sources of capital when required. Management does anticipate difficulties in financing existing operations. As mentioned in the notes the company is in violation of several bank covenants with Fleet Bank and is in technical default. Management is attempting to get the violations waived, but there can be no assurance that they will be successful.

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