Form 10QSB
period 2002-08-31
LASER MASTER INTERNATIONAL INC
filed 2002-10-17
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:   AUG. 31, 2002   Commission File No.: 2-76262-NY
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

LASER MASTER INTERNATIONAL, INC.
INDEX



PART I - FINANCIAL INFORMATION                             PAGE


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - Aug 31, 2002      3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended Aug 31, 2002 and Aug 31, 2001    5

   Condensed Consolidated Statements of Operations for
   the Nine Months Ended Aug 31, 2002 and Aug 31, 2001       6

   Condensed Consolidated Statements for Cash Flows for
   the Nine Months Ended Aug 31, 2002 and Aug 31, 2001       7

   Notes to Condensed Consolidated Financial Statements      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                12

PART II. OTHER INFORMATION                                  13

Exhibit 99.8                                                16

Exhibit 99.9                                                17

                          PART I. FINANCIAL INFORMATION


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                    AUG 31,
                                                     2002
                                                 -----------
CURRENT ASSETS:
  Cash in Banks                                  $    57,012
  Escrow Account                                     117,078
  Marketable Securities                              673,889
  Accounts Receivable - Net                        2,383,653
  Merchandise Inventory                            2,476,414
  Prepaid Expenses                                    27,506
  Notes Receivable                                    43,198
                                                 -----------
TOTAL CURRENT ASSETS                             $ 5,778,750
                                                 -----------
FIXED ASSETS:
  Factory Building & Improvements                $ 5,741,757
  Land - Factory Site                                215,000
  Machinery & Equipment                            9,834,897
  Engraving Inventory                                878,454
  Installation Cost                                  953,524
  Furniture & Fixtures                               370,520
                                                 -----------
TOTAL                                            $17,994,152

Less:  Accum. Depreciation                         8,494,584
                                                 -----------
TOTAL FIXED ASSETS                               $ 9,499,568
                                                 -----------
OTHER ASSETS:
  Deferred Charges                               $   100,650
  CSV-Life Insurance                                  87,516
  Notes Receivable                                   187,987
                                                 -----------

TOTAL OTHER ASSETS                               $   376,153
                                                 -----------
TOTAL ASSETS                                     $15,654,471
                                                 ===========






The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.



                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET








                                   LIABILITIES


                                                    AUG 31,                                                                     2002
                                                 -----------
CURRENT LIABILITIES:
  Accounts Payable                               $   680,751
  Accrued Expenses & Taxes                            29,323
  Current Portion of Long Term Debt                  953,977
  Loan - Merrill Lynch                             4,187,013
                                                 -----------
TOTAL CURRENT LIABILITIES                        $ 5,851,064
                                                 -----------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
    Debt                                         $ 4,094,256E
C                                                 -----------
TOTAL LONG TERM LIABILITIES                      $ 4,094,256
                                                 -----------
TOTAL LIABILITIES                                $ 9,945,320
                                                 -----------
STOCKHOLDERS' EQUITY:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,277,880             $  104,904
    Shares at 8/31/00 Paid in Capital              5,309,163
    Unrealized Gain                                  171,566
    Retained Earnings                                278,518
    Treasury Stock                                  (155,000)
                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                       $ 5,709,151
                                                 -----------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                           $15,654,471
                                                 ===========









The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED




                                           Aug 31,           Aug 31,
                                            2002              2001
                                         -----------       -----------
REVENUES                                 $ 3,886,722       $ 3,563,064
                                         -----------       -----------
Depreciation Expense                     $   169,650       $   161,423
Cost of Sales                              2,978,513         2,542,686
                                         -----------       -----------
TOTAL COST OF SALES                      $ 3,148,163       $ 2,704,109
                                         -----------       -----------
GROSS PROFIT                             $   738,559       $   858,955
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $   312,850       $   481,892
  General & Administrative Expenses          186,354           480,366
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $   499,204       $   962,258
                                         -----------       -----------
OPERATING PROFIT                         $   239,355       $  (103,303)

Interest & Finance Charges                   132,584           137,789
Interest & Dividend Income                    (3,881)          (10,131)
                                         -----------       -----------
NET EARNINGS BEFORE FIT                  $   110,652       $  (230,961)
  Less: FIT Provision - Current                 -                 -
  Tax Effect of NOL Carryforward                -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD              $   110,652       $  (230,961)
                                         ===========       ===========

EARNINGS PER SHARE *                            .01        $      (.02)
                                         ===========       ===========
DIVIDENDS PER SHARE                           -0-              -0-
                                         ===========       ===========







* Earnings per share are based on 10,490,380 weighted shares outstanding at 8/31/02 & 10,365,380 shares outstanding at 8/31/01.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE NINE MONTHS ENDED




                                           Aug 31,           Aug 31,
                                            2002              2001
                                         -----------       -----------

REVENUES                                 $ 8,694,660       $ 9,101,314
                                         -----------       -----------
Depreciation Expense                     $   508,950       $   484,269

Cost of Sales                              6,183,903         6,316,953
                                         -----------       -----------
TOTAL COST OF SALES                      $ 6,692,853       $ 6,801,222
                                         -----------       -----------
GROSS PROFIT                             $ 2,001,807       $ 2,300,092
                                         -----------       -----------
OPERATING EXPENSES:
  Selling Expenses                       $ 1,090,787       $ 1,131,825
  General & Administrative Expenses        1,022,372         1,202,435
  Restructuring Exp.                         300,000            -
                                         -----------       -----------
TOTAL OPERATING EXPENSES                 $ 2,413,159       $ 2,334,260
                                         -----------       -----------
OPERATING PROFIT                         $  (411,352)      $   (34,168)

  Interest & Finance Charges                 378,683
  Interest & Dividend Income                 (19,622)
                                         -----------       -----------
NET EARNINGS BEFORE FIT                     (770,413)         (444,577)
Less: FIT Provision -
Current                                       -                 -
  Tax Effect of NOL Carryforward              -                 -
                                         -----------       -----------
NET EARNINGS FOR THE PERIOD                 (770,413)         (444,577)
                                         ===========       ===========

EARNINGS PER SHARE *                     $     (.07)       $       .04
                                         ===========       ===========
DIVIDENDS PER SHARE                           -0-               -0-
                                         ===========       ===========




* Earnings per share are based on 10,490,380 weighted shares outstanding at Aug 31, 2002 and on Aug 31, 2001 10,365,380.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED


                                           Aug 31           Aug 31
                                             2002            2001
                                         -----------     -----------
Net Cash Flow From Operating
Activities:

  Net Income                             $  (770,413)    $  (444,577)

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                508,950         484,269
                                         -----------     -----------
                                         $  (261,463)    $    39,692
Cash Flow Provided From Operations
  Accounts Receivable                    $   946,079     $ 3,587,619
Inventories                                 (406,150)       (624,600)
  Prepaid Expenses                            86,391            -
  Sundry Receivable                           60,313         103,511
  Accounts Payable & Accrued Exp.           (527,024)     (1,698,516)
                                         -----------     -----------
Cash Flow Provided by Operations            (101,854)    $ 1,407,706
Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets              $   (54,782)    $  (293,196)
Increase in Other Assets                    (208,451)         14,537
  Marketable Securities & Escrow             161,821          72,685
  Unrealized Gain                            (53,990)       (114,380)
                                         -----------     -----------
Total Cash Flow Provided from               (155,402)       (320,354)
Investment Purposes

Cash Flow Provided From (used for)
Financing Purposes:
Increase in Long Term Debt                   395,587            -
Payment of Debt                             (647,233)     (1,297,865)
                                          -----------     -----------
Cash Flow Used for Financing                (251,646)     (1,297,865)

Net Cash Flow                            $  (508,902)    $  (210,513)
Cash and Cash Equivalents at
 Beginning of Period                         565,914         458,884
                                         -----------     -----------
Cash and Cash Equivalents at
 End of Period
                                         $    57,012     $   248,371
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

         b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

             The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the nine months ended Aug 31, 2002 and Aug 31, 2001.

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


                                                08/31/02        08/31/01
                                                --------        --------
             Depreciation charged to
             Cost of Sales                      $508,750        $484,269
                                                ========        ========

             The annual depreciation rates used are as follows:

             Building and Improvements                    3%

             Machinery and Equipment                  10% - 14.3%

             Furniture and Fixtures                      10%


CNOTE  8.  CONTINGENT LIABILITIES

             The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $2,206,843 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Flexo-Craft.

NOTE 9. EARNINGS PER SHARE - 10,490,380 SHARES COMMON STOCK - PAR VALUE $0.0l at 8/31/02 and 10,365,380 shares at 8/31/01.


                                                 Nine Months ended

                                             08/31/02            08/31/01
                                             --------            --------
             Net earnings per share -         $ (.07)             $ (.04)

NOTE 10.  VIOLATION OF BANK COVENANT

             The company is in violation of several of its loan covenants with the Fleet Bank and has requested a waiver of this violation. In the past management has been able to obtain covenant violation waivers and anticipates receiving it in this case. However, there can be no assurance that the waiver will be obtained. This violation could result in a demand for payment by the bank and could result in a default on the NJ EDA loan.

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

             CMANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSISEC OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                          AUG 31, 2002 AND AUG 31, 2001

                              RESULTS OF OPERATIONS
                              ---------------------

REVENUES

For the nine months ended Aug 31, 2002 revenues decreased 4% from the prior year. For the quarter ended Aug 31, 2002 revenues increased 8% from the same period from the prior year. For the quarter net profit was $100,652 vs. ($230,961) last year. The company has aquired several large retail chain customers and anticipates increasing sales in the upcoming quarters.

GROSS PROFIT

For the three months ended Aug 31, 2002 gross profit was 19% as compared ECto 24% for the same period in the previous year. Cost of sales is higher in the quarter this year because of increased utility, freight and fuel costs and competitive pricing with retail customers. Management has addressed this and expects gross margins to return to historical levels because of reduced overhead going forward.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased for the three months ended Aug 31, 2002 over the same period for the previous year. This was as a result of the Company's investment in advanced computer software and hardware plus cost controls on salesman.

INTEREST EXPENSE

Interest expense decreased for the first nine months of 2002 as compared to the same period for the previous year. This was as a result of lower levels of debt needed to support an anticipated increased volume.

FINANCIAL CONDITION AND LIQUIDITY

The Company is not well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At Aug 31, 2002 the Company had working capital of $(72,314). Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management anticipates difficulties in financing existing operations and is in the process of replacing Fleet Bank. If this effort is unsuccessful it could result in a material adverse event to the company.

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