Form 10KSB
period 2002-11-30
LASER MASTER INTERNATIONAL INC
filed 2003-02-28
CIK 700892

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ANNUAL REPORT

Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission file number
-------------------------                         ----------------------
    November 30, 2002                                   2-76262-NY

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

                                      None
                                      ----
                                (Title of Class)


                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES X        No
                                                 ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Common Stock - Par Value $.01                  10,465,380
           -----------------------------                  ----------
                     Class                           Outstanding Shares

           Aggregate Market Value of Non-Affiliate Stock at February 24, 2003 - approximately $1,255,846.

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS
(a) General:
Laser Master Int'l Inc. was founded in 1981 and prints for the textile industry and the gift wrap paper industry. Laser Master sells its products and services nationwide thru its direct sales force and resellers. In addition Laser Master has a real estate subsidiary Harrison First Realty Corp. which owns a factory building in Harrison, New Jersey. The building is 240,000 square feet of which 41% is rented to two unaffiliated tenants and 59% is rented to Flexo-Craft Prints Inc. Flexo-Craft Prints Inc. is the printing subsidiary and is engaged in the use of a computerized laser system to accomplish Flexographic printing for industrial and commercial printing and engraving, and counts among its customers large corporations, some of which are listed on the NASDAQ National Stock Exchange.

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

INDUSTRY SEGMENT INFORMATION

During the last two fiscal years ending November 30, 2002 and 2001, the following is a listing of the percentage of revenue which contributed toward our total revenue.

                            2002     2001
                            ----     ----
Heat Transfer                34%      36%
Gift Wrap                    64%      62%
Roll Covering                 2%       2%
                            ----     ----
Total %                     100%     100%

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


Flexo-Craft presently sells to approximately 85 customers. Flexo-Craft does not depend upon one customer or a few that would materially affect our sales, however, the loss of several large customers who constitute 10% of our sales would have a material effect upon our business.

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

We have 3 sales representatives and maintain a sales staff of 8 individuals who visit our customers of the Company on a national basis.

EMPLOYEES

We currently employ 60 employees, of which 8 are in Management and 52 are Members of Local 1718 of the United Production Workers. We generally enjoy favorable relations with its union employees, and have not in our history had any strike or any work stoppage.

OTHER INFORMATION

We are not dependent on a single customer or a limited number of customers. No material portion of our business is subject to government contracts. Compliance with federal, state or local environmental protection laws have no material affect on our capital expenditures, earnings or competitive position.

         Backlog of orders:

                          Dollar amount of backlog and percentage expected to be filled during the fiscal year.
As of:

November 30, 2002             $4,500,000              100%
November 30, 2001             $4,000,000              100%

The backlog of orders, is not affected by the seasonal cycle of the industry throughout the year. We filled all of our backlog orders during our last fiscal year ended November 30, 2002 and anticipate being able to fill all of our current backlog orders during our fiscal year ending November 30, 2003.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Laser Master owns all the issued and outstanding common stock of Harrison First Realty Corp., which is the owner of the real property, plant and office facility of Laser Master. The building owned by Harrison First Realty Corp. is a single story industrial building located at 1000 First Street, Harrison, New Jersey. The building was refurbished in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires, required by the Company's Flexo-Craft facilities for use in its printing process. The building area is approximately 240,000 square feet, which is 59% utilized by the Company. The factory building currently has three mortgages, a first from the NJ EDA, a second mortgage from Fleet Bank and a third mortgage from a private individual.

Harrison First Realty currently has two tenants who are not affiliated with Laser Master, and have executed leases at 1000 First Street. Additional information about the leases is referred to in Note 1 to the financial statements.

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings contemplated or threatened against Laser Master or any of its Subsidiaries. We are however involved in litigation from time to time in the ordinary course of our business. In the opinion of management there is no actual or pending litigation that would have a material adverse effect on us. We are involved in material litigation to recover an accounts receivable balance of $1,664,800 from Amazon.com. Subsequent to the year end it appears a settlement with Amazon.com has been reached.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                                               PART II
ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    (1) The quarterly high and low prices of the Company's common stock as traded were as follows:

                            2002                   2001
                         High   Low             High  Low
                         -----  -----         ------  ----
First Quarter             .18    .12           .25    .18
Second Quarter            .15    .06           .25    .18
Third Quarter             .15    .06           .25    .15
Fourth Quarter            .18    .12           .18    .12E

     (2) The Company's common shares are traded on the Nasdaq Bulletin Board.

     (3) The approximate number of shareholders of record on November 30, 2002 was 450.

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

ITEM 6.     SELECTED FINANCIAL DATA  -  fiscal year ended

              11/30/02     11/30/01   11/30/00     11/30/99    11/30/98E

             -----------  ----------  ----------  ---------- ----------

Revenues     13,267,451   12,617,879 17,098,252  15,947,507  14,049,749
Net Income      297,493   (2,695,399)   557,443     776,769     563,438
(Loss)
Earnings Per
Share             .03       -0-        .05          .07           .05
Cash Dividend
per share         -0-       -0-         -0-         -0-            -0-

At Year End:

Totl Asset   17,695,008 17,257,544  21,417,342  16,805,437   16,743,567


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PRINTING SEGMENT

Net sales for the year ended November 30, 2002 totaled $13,267,451 as compared to $12,617,879 for the year ended November 30, 2001, for an increase of 5%. Management attributes the increase to its decision to diversify its customer base away from internet retailers to national chain store accounts. The company has been broadening its product line into different types of packaging products and pre-gift wrap products which have appealed to a broader base of customers. In addition the company has increased its capacity to produce a broader line of products by outsourcing some manufacturing into China while maintaining control over artwork and designing. As the company has become more proficient at doing business in China, it has expanded its ability to be a supplier of a greater number of diversified packaging products. In addition it has allowed the company to begin to reduce its costs per item and this should favorably impact future gross profit.

Gross profit percentage for 2002 was 29% compared to 26% for the year before. This increase was a result of increased outsourcing to China for the manufacture of new packaging products which reduced the company's cost per unit. In addition management has learned to get volume discounts by buying raw materials in greater quantities to earn lower prices. In addition the slight increase in sales also helped the gross profit percentage.

REAL ESTATE SEGMENT

Rental income for the years 2002 compared to 2001 decreased 7%. During 2002 the operating profit from the real estate division was $62,567 compared to $84,348 in 2001. The Company has two unaffiliated tenants with monthly rental income of $34,119.

CORPORATE EXPENSES

Selling, general and administrative expenses for fiscal 2002 were 23% of sales as compared to 31% of sales for the preceding year. The decrease was due to the fact the Company had a higher sales level and operating expenses were more tightly controlled.

Interest and finance charges paid by the Company during fiscal 2002 decreased 5% from the previous year due to the fact that the company's average debt level decreased from the previous year. The Company does not expect any significant additional borrowings for the upcoming year, in fact management expects debt levels to be significantly lower at the end of next year as capital leases and EDA loans are paid down.


LIQUIDITY AND CAPITAL RESOURCES:

The Company finished its 2002 fiscal year with a current ration of 1.05 compared to 1.21 in the fiscal year 2001. Working capital and cash aggregated approximately $414,549 and $1,796,795 respectively at November 30, 2002 as compared to $1,202,060 and $565,914 respectively at November 30, 2001. The Company believes its financial position at November 30, 2002 will enable it to take advantage of any new opportunities that may arise.

In fiscal 2002 cash flow provided from operations was $1,570,832 compared to $396,100 in 2001. The increase in accounts payable and the decrease in accounts receiable were the main reasons for the increase in cash from operations. Inventory increased because of an anticipated increase in orders. Accounts payable increase of $742,392 was because of increased use of vendors from China who have now given us longer payment terms. Net cash provided by investing activities during 2002 was $122,581 which was because of the reduction of notes receivable. Management does not anticipate any significant capital expenditures in 2003. Net cash used by financing activities during 2002 was $462,532. This was primarily because of the company's payment in of debt.

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

Quantitative and Qualitative Disclosure About Market Risk

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have not traded or otherwise bought and sold derivatives nor do we expect to in the future. We also do not invest in market risk sensitive instruments for trading purposes.

The primary objective of the Company's investment activity is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents in a variety of money market funds.

Two other schedules called for under Regulation S-X are not submitted because they are not applicable or not required to because the required information is included in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
ACCOUNTING AND FINANCIAL DISCLOSURES
-----------------------------------------------------


                        NONE

                                    PART III



ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

Name              Age         Position               Term

Mendel Klein      71     Chief Executive Officer    1 Year
                         Chairman of the Board

Abraham Klein     41     President                  1 Year

Leah Klein        67     Vice-President,            1 Year
                         Secretary, Director

Mirel Spitz       44     Vice-President,            1 Year
                         Director

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
                   Office Manager

Mr. Mendel Klein, receives an annual salary of $125,000. Abraham Klein has an employment contract which entitles him to receive an annual salary of $70,000. Additionally, Mendel Klein and Abraham Klein will participate in group life, accident and hospitalization insurance, provided for all key employees, and they will have the use of a company owned automobile. No other officer or director has a contract of employment with the company. There are no consulting agreements in existence between the company and any officers.

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
$0.01 Par Value   38 Harrison Avenue
                  Brooklyn, N.Y. 11211

Set forth above is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on February 20, 2003

(b) Security Ownership of Management None, other than Mendel Klein, listed above.

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

Dated:  February 25, 2003


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.




----------------------
Mendel Klein, Director
February 25, 2003




-----------------------
Abraham Klein, Director
February 25, 2003



----------------------
Leah Klein, Director
February 25, 2003



----------------------
Mirel Spitz, Director
February 25, 2003

                        LASER MASTER INTERNATIONAL, INC.
                                       AND
                                  SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEEMENTS

                                   YEARS ENDED

                           NOVEMBER 30, 2002 AND 2001



















                        LASER MASTER INTERNATIONAL, INC.

                                      AND

                                  SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                                   YEARS ENDED

                           NOVEMBER 30, 2002 AND 2001

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ANNUAL REPORT ON FORM 10-KSB

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001







                                TABLE OF CONTENTS



                                                                            PAGE
                                                                             NO.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                             1

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                          2 - 3

   Statement of Operations                                                     4

   Statements of Changes in Stockholders' Equity                               5

   Statements of Cash Flows                                                    6

   Notes to Financial Statements                                          7 - 19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Laser Master International, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheets of Laser Master International, Inc. and Subsidiaries as of November 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Master International, Inc. and Subsidiaries as of November 30, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




New York, New York
February 3, 2003



                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2002 AND 2001





                                                           2002          2001
                                                       -----------   -----------
ASSETS
Current assets
   Cash                                                $ 1,796,795   $   565,914
   Escrow account                                          244,896       242,189
   Short-term investments                                  603,994       710,599
   Accounts receivable, net of allowance for
      doubtful accounts of $1,979,188 and $1,992,800     2,483,038     3,329,732
   Inventories                                           3,108,818     2,070,264
   Prepaid expenses and other current assets                43,797       113,897
   Current portion of notes receivable                        --         103,511
                                                       -----------   -----------

          Total current assets                           8,281,338     7,136,106
                                                       -----------   -----------

Property, plant and equipment
   Factory building and improvements                     5,739,757     5,742,057
   Land                                                    215,000       215,000
   Machinery and equipment                               9,825,891     9,792,064
   Engraving inventory                                     878,454       878,454
   Installation cost                                       953,524       953,524
   Furniture & fixtures                                    357,910       358,271
                                                       -----------   -----------

          Total                                         17,970,536    17,939,370

   Less: Accumulated depreciation                        8,680,923     7,985,634
                                                       -----------   -----------

     Net property, plant, and equipment                  9,289,613     9,953,736
                                                       -----------   -----------

Other Assets
   Deferred charges and other                               72,027       104,173
   Surrender value of life insurance                        52,030        63,529
                                                       -----------   -----------

          Total other assets                               124,057       167,702
                                                       -----------   -----------

                                                       $17,695,008   $17,257,544
                                                       ===========   ===========











        See accompanying notes to the consolidated financial statements.



                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                           NOVEMBER 30, 2002 AND 2001






                                                                     2002            2001
                                                                ------------    ------------
LIABILITES
Current liabilities
Accounts payable and accrued expenses                           $  1,968,921    $  1,237,098
Notes payable                                                      3,739,718       3,833,971
Current portion of long-term debt                                  2,158,150         862,977
                                                                ------------    ------------

          Total current liabilities                                7,866,789       5,934,046


Long-term debt, net of current portion                             3,126,492       4,789,944
                                                                ------------    ------------

          Total liabilities                                       10,993,281      10,723,990
                                                                ------------    ------------

COMMITMENTS & CONTINGENCIES
   Notes 5 and 6


STOCKHOLDERS' EQUITY
   Common stock - authorized 50,000 shares
      $.01 par value 10,465,380 - 2002,
      10,490,380 - 2001; shares issued and outstanding               104,654         104,904
   Additional paid-in capital                                       5,296388       5,309,163
   Accumulated other comprehensive income                             96,236         225,556
   Common stock in treasury, at cost - 125,000 shares - 2002,
      182,500 shares - 2001                                         (130,000)       (155,000)
   Retained earnings                                               1,334,449       1,048,931
                                                                ------------    ------------

          Total stockholders' equity                               6,701,727       6,533,554
                                                                ------------    ------------

                                                                $ 17,695,008    $ 17,257,544
                                                                ============    ============








        See accompanying notes to the consolidated financial statements.


                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATION

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001






                                                       2002             2001
                                                   ------------    ------------
Revenues

   Product revenues                                $ 12,887,543    $ 12,210,579
   Rental income                                        379,908         407,300
                                                   ------------    ------------

          Total revenues                              13,267451      12,617,879
                                                   ------------    ------------

Cost of revenues
   Cost of product revenues                           9,046,101       9,115,792
   Cost of rental income                                317,341         322,952
                                                   ------------    ------------

                                                      9,363,442       9,438,744
                                                   ------------    ------------

          Gross profit                                3,904,009       3,179,135
                                                   ------------    ------------

Operating expenses
   Selling expenses                                     814,671         950,820
   General and administrative expenses                2,215,949       2,890,216
   Provision for doubtful accounts                       54,267       1,664,800
                                                   ------------    ------------

          Total operating expenses                    3,084,887       5,505,836
                                                   ------------    ------------

Operating income (loss)                                 819,122      (2,326,701)

Interest expense                                       (544,678)       (571,821)

Investment and other income                              22,999          34,823
                                                   ------------    ------------

Income (loss) before income taxes                       297,493      (2,863,699)

Income tax expense (benefit)                               --          (168,300)
                                                   ------------    ------------


   Net income (loss)                               $    297,493    $ (2,695,399)
                                                   ============    ============

Earnings (loss) per common share:
     Basic and diluted earnings (loss) per share   $        .03    $       (.26)
                                                   ============    ============









        See accompanying notes to the consolidated financial statements.




                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001





                                                COMMON        ADDITIONAL                      OTHER
                                COMMON          STOCK          PAID-IN       RETAINED     COMPREHENSIVE    TREASURY
                                SHARES          AMOUNT         CAPITAL        EARNING     INCOME (LOSS)      STOCK          TOTAL
                               --------        -------        ---------      -------     -------------       -----          -----
December 1, 2000              10,365,380    $   103,654    $ 5,296,663    $ 3,866,830    $    95,539    $  (155,000)   $ 9,207,686
Comprehensive income
   Net loss                         --             --             --       (2,695,399)          --             --       (2,695,399)
   Unrealized gains on
    securities, net of tax          --             --             --             --          130,017           --          130,017
Issuance of shares for
  services provided
                                 275,000          2,750         38,500           --             --             --           41,250
Acquisition of treasury
  stock                             --             --             --             --             --         (150,000)      (150,000)
Retirement of treasury
  stock                         (150,000)        (1,500)       (26,000)      (122,500)          --          150,000           --
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

November 30, 2001             10,490,380        104,904      5,309,163      1,048,931        225,556       (155,000)     6,533,554

Comprehensive income
   Net income                       --             --             --          297,493           --             --          297,493
   Unrealized gain on
     securities, net of
     tax benefit                    --             --             --             --         (129,320)          --         (129,320)

Retirement of treasury
  stock                          (25,000)          (250)      (12,775)       (11,975)           --           25,000          --
                            -----------    -----------    -----------    -----------    -----------     -----------    -----------

November 30, 2002             10,465,380    $   104,654    $ 5,296,388    $ 1,334,449    $    96,236    $  (130,000)   $ 6,701,727
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========








        See accompanying notes to the consolidated financial statements.





                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED NOVEMBER 30, 2001 AND 2000




                                                                    2002           2001
                                                                -----------    -----------
Cash flows from operating activities:
Net income (loss)                                               $   297,493    $(2,695,399)
   Adjustments to reconcile to net cash
     provided by operating activities:
       Provision for doubtful accounts                               54,267      1,664,800
       Depreciation                                                 695,288        679,492
       Amortization                                                  32,146         32,146
       Non-Cash compensation                                           --           41,250
       Unrealized gain (loss)                                      (129,320)       130,017
   Increase (decrease) in cash flows from
     operating activities resulting from
     changes in:
       Accounts receivable                                          860,306      2,148,797
       Inventories                                               (1,038,554)       164,765
       Prepaid expenses and other current assets                     67,393       (100,223)
       Accounts payable                                             742,392     (1,374,717)
       Accrued expenses and taxes payable                           (10,579)       (69,128)
       Income taxes payable                                            --         (225,700)
                                                                -----------    -----------


          Net cash provided by operations                         1,570,832        396,100
                                                                -----------    -----------

Cash flows from investing activities:
   Surrender value of life insurance                                 11,499        (14,418)
   Net (purchase) sale of short term investments                     38,737        (23,767)
   Purchase of property, plant and equipment                        (31,166)      (318,511)
   Notes receivable                                                 103,511        166,515
   Common stock reacquired                                             --         (150,000)
                                                                -----------    -----------


          Net cash provided by (used in) investing activities       122,581       (340,181)
                                                                -----------    -----------

Cash flows from financing activities:
   Notes payable                                                    (94,253)         5,674
   Proceeds from long-term debt                                     520,000      1,000,000
   Repayments of long-term debt                                    (888,279)      (954,563)
                                                                -----------    -----------

          Net cash provided by (used in)
            financing activities                                   (462,532)        51,111
                                                                -----------    -----------


Net increase in cash                                              1,230,881        107,030

Cash, beginning of year                                             565,914        458,884
                                                                -----------    -----------

Cash, end of year                                               $ 1,796,795    $   565,914
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

c. HARRISON FIRST REALTY CORP.
           The Company owns and operates a 240,000 sq. ft. factory building in Harrison, New Jersey. There are two unaffiliated tenants currently occupying 49% of the space. The one lease is on a month- to- month basis and the other lease expires on January 1, 2005.

           The minimum rental income from unaffiliated noncancelable leases are as follows:

                      AT NOVEMBER 30,
                      ---------------
                           2003                           $ 228,000
                           2004                             228,000
                           2005                              19,000
                                                          ---------

                           Total                          $ 475,000
                                                          =========

Rental income for the years ended November 30, 2002 and 2001 was approximately $380,000, and $407,000, respectively.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of Laser Master International Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION
Revenue is recognized upon delivery of goods to customers, and collection of the resulting receivable is reasonable assured.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market.

DEPRECIATION AND AMORTIZATION
Depreciation of property plant and equipment is calculated on the straight line method based on estimated useful lives of 31-1/2 years for buildings and improvements and 10 to 40 years for machinery, equipment and furniture. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

Deferred charges consists principally of costs that were incurred upon the various financings of the Company's factory building in Harrison, New Jersey and their eight color printing press. The costs are being amortized over the length of their respective loans using the straight line method.

INCOME TAXES
Income taxes are computed in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


USE OF ESTIMATES
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates.

CONCENTRATIONS OF CREDIT RISK
Cash and Concentrations of Credit Risk: The Company's cash balances, including restricted cash, which are maintained in various banks are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times, may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. One customer of the Company's Flexo-Craft Prints, Inc. subsidiary accounted for 14% of consolidated product revenues for the year ended November 30, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value amounts of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and loans payable approximate fair value because of the short maturity of these items. It is not practical to estimate the fair value of long term debt because quoted market prices do not exist and estimates could not be made through other means.

EARNINGS PER COMMON SHARE

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

In May 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 145"). SFAS 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions, As a result of the rescission of SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from debt extinguishments. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for the Company's 2003 fiscal year. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 246"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve any entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employee. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees including loan guarantees such as standby letter of credit.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.


NOTE 3 - INVENTORIES

Inventories as of November 30, 2002 and 2001 are summarized as follows:

                                           2002                 2001
                                        ----------           ----------
     Raw materials                      $  776,301           $  914,994
     Work-in-process                     1,145,232              458,817
     Finished goods                      1,187,285              696,453
                                        ----------           ----------

                                        $3,108,818           $2,070,264
                                        ==========           ==========


NOTE 4 - INCOME TAXES

The components of the provision for income taxes for the years ended November 30, 2002 and 2001 consist of:

                                                        2002              2001
                                                     ---------        ---------
Current
   Federal                                           $    --          $ (86,300)
   State                                                  --            (26,100)
                                                     ---------        ---------

                                                          --           (112,400)
                                                     ---------        ---------

Deferred
   Federal                                                --            (51,000)
   State                                                  --             (4,900)
                                                     ---------        ---------

                                                          --            (55,900)
                                                     ---------        ---------

Provision (benefit) for income taxes                 $    --          $(168,300)
                                                     =========        =========


The tax benefit for the year ended November 30, 2001 is associated with the carry back of a portion of the current year loss to the prior year.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)






NOTES 4 - INCOME TAXES (CONTINUED)

The components of the deferred tax assets and liabilities at November 30, 2002 and 2001 are summarized as follows:

                                                                                    2002        2001
                                                                                 ---------    ---------
        Deferred tax assets:

           Net operating loss carryforwards                                      $ 106,000    $ 190,000
           Allowance for doubtful accounts                                         660,000      665,000
                                                                                 ---------    ---------

           Total deferred tax assets                                               766,000      855,000

        Deferred tax liabilities:
           Depreciation                                                            290,000      230,000
                                                                                 ---------    ---------

                                                                                   476,000      625,000
           Deferred tax asset valuation allowance                                 (476,000)    (625,000)
                                                                                 ---------    ---------

        Net deferred tax assets (liabilities)                                    $    --      $    --
                                                                                 =========    =========


The provision (benefit) for income taxes for the years ended November 30, 2002 and 2001 is reconciled to the statutory rates as follows:

                                                                                    2002       2001
                                                                                 ---------    ---------
      Income taxes (benefit) computed at statutory rate                          $ 119,000    $(168,300)
      Valuation allowance                                                         (119,000)        --
                                                                                 ---------    ---------

      Provision (benefit) for income taxes                                       $    --      $(168,300)
                                                                                 =========    =========



                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 5 - EMPLOYMENT CONTRACTS

The Company entered into a five year employment agreement with the company's Chairman of the Board, CEO and Treasurer commencing May 1996. Under the agreement, Mr. Mendel Klein's annual salary will be $125,000. In addition he has the right to purchase 400,000 shares of common stock each year at fair market value per share for three years commencing November 30, 1998.(A)

In September 1999, the Company entered into a five year employment agreement with the Company's President, Mr. Abraham Klein, for an annual salary of $70,000. In July 1998 he received options to purchase 575,000 shares of the Company's common stock; 200,000 for two years and 175,000 in the third year at the fair market value per share.

The Company also entered into employment contracts for the services of two key employees for a period of five years from May 1996, for an annual salary of $70,000 each. In July 1998 the two key employees received options to purchase 200,000 shares each year for two years and 175,000 shares in the third year at fair market value per share. The total number of options for each employee is 575,000.(A)

(A) There are currently no employment contracts with these individuals. However, they continue to receive approximately the same compensation.


NOTE 6 - CONTINGENT LIABILITIES

The Company is contingently liable to Fleet Bank for letters of credit in the approximate amount of $2,185,000 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's factory building and eight color press. Fleet Bank has a first lien on the assets of Harrison Realty and second and third liens on Flexo-Craft. Per the loan agreement the company is prohibited from paying cash dividends. The loan agreement to Fleet Bank contains various covenants which the Company was in violation of for the year ended November 30, 2001. However, a waiver from the bank was received. The Company is in compliance with its loan covenants for the year ended November 30, 2002.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7 - LONG TERM DEBT

Long Term debt as of November 30, 2002 and 2001 is as follows:

                                                             2002         2001
                                                        -----------   ----------

NJ EDA Tax Exempt Bond - Interest at 72%
of LIBOR rate (1.7% average rate) -
requires annual principal payment of
$400,000 or $405,000 on August 1, through
maturity on August 1, 2004 collateralized
by an 8 color printing press                            $  805,000    $1,210,000

NJ EDA Tax Exempt Bond - Interest at 72% of
LIBOR rate (1.7% average rate) - annual
principal payment of $110,000 or $115,000
through maturity on August 1,
2014 - secured by a first mortgage
on the factory building                                  1,335,000     1,450,000

Mortgage Payable - Requires monthly
principal payments plus interest at 9.18%
and matures on April 1, 2005 - secured by
a second mortgage on the factory building                1,523,776     1,638,166

Mortgage Payable - Requires monthly interest
payments at 10%, $1,000,000 matures
on April 1, 2003 and $400,000 on
September 1, 2003 - secured by a third mortgage
on the factory building                                  1,400,000     1,000,000

Capital lease obligations (See Note 8)                     220,866       354,755
                                                        ----------    ----------

     Total                                               5,284,642     5,652,921
     Less: current portion                               2,158,150       862,977
                                                        ----------    ----------

                                                        $3,126,492    $4,789,944
                                                        ==========    ==========

Escrow accounts have been established for accumulating the annual principal payments of the NJ EDA obligations as defined. These fund have been classified as an escrow account on the balance sheet.

Debt principal maturities for subsequent years are approximately as follows:

                        YEAR ENDING
                        NOVEMBER 30,
                        ------------
                           2003                          2,158,000
                           2004                            715,000
                           2005                          1,407,000
                           2006                            115,000
                           2007                            110,000
                            Thereafter                     780,000
                                                           -------
                                                        $5,285,000
                                                        ==========

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8 - CAPITAL LEASE OBLIGATIONS

The Company has entered into several leases for equipment. The leases are classified as capital leases. Accordingly, assets have been capitalized and have the following book value at November 30, 2002 and 2001:

                                                        2002            2001

                                                     -----------     -----------
              Machinery & equipment                  $ 1,184,440     $ 1,184,440

              Less: accumulated depreciation             384,299         265,855
                                                     -----------     -----------

                                                       $ 800,141       $ 918,585
                                                     ===========     ===========


Obligations under capital leases as of November 30, 2002 and 2001 are summarized below:

                                                      2002             2001
                                                  -----------     -----------
              Machinery & equipment                   220,866         $ 354,755

              Less: current portion                   129,145           229,356
                                                  -----------       -----------

                                                  $    91,721         $ 125,399
                                                  ===========       ===========

As of November 30, 2002 future minimum payments required under capital leases for subsequent years are as follows:

              YEARS ENDING NOVEMBER 30:

                     2003                                       $ 145,048
                     2004                                          80,951
                     2005                                          17,346
                                                                ---------

              Total minimum lease payments                        243,345

              Less: amount representing interest                   22,479
                                                                ---------

              Present value of lease obligations               $  220,866
                                                               ==========

Total depreciation expense for assets under capital leases was $118,444 and $112,911 for the years ended November 30, 2002 and 2001, respectively.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)







NOTE 9 - LEASING ARRANGEMENTS

The Company and its subsidiaries lease equipment under various non-cancelable operating leases. Total expense for operating leases was $73,423 and $95,871 for the years ended November 30, 2002 and 2001, respectively.

Future minimum payments under these lease obligations for subsequent years are approximately as follows:

                        YEAR ENDING
                        NOVEMBER 30,                       AMOUNT


                            2003                            $25,000
                            2004                              2,000
                                                              -----

                                                            $27,000
                                                            =======


NOTE 10 - NOTE PAYABLE

The Company has a $3,800,000 line of credit, of which $3,739,718 has been drawn as of November 30, 2002. The Company may borrow up to 80% of its qualified accounts receivable and 50% of raw materials inventory. The note is secured by the Company's accounts receivable and short-term investments of approximately $400,000. Interest is computed at 3% above LIBOR.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11 - INDUSTRY SEGMENT INFORMATION

The Company operates primarily in the printing industry and leases a portion of the real estate it owns.

Following is a summary of segment information for they year ended November 30, 2002 and 2001:

                                                         2002             2001
                                                     -----------     -----------
Sales to unaffiliated customers:
   Printing                                          $12,887,543     $12,210,579
   Real estate                                           379,908         407,300
                                                     -----------     -----------

          Total                                      $13,267,451     $12,617,879
                                                     ===========     ===========
Operating income (loss)
   Printing                                          $   570,830     $(2,553,883)
   Real estate                                           248,292         227,182
                                                     -----------     -----------

          Total                                      $   819,122     $(2,326,701)
                                                     ===========     ===========
Identifiable property, plant and equipment:
   Printing                                          $12,013,479     $11,982,313
   Real estate                                         5,957,057       5,957,057
                                                     -----------     -----------

          Total                                      $17,970,536     $17,939,370
                                                     ===========     ===========
Capital expenditures:
   Printing                                          $    31,166     $   356,540
   Real estate                                              --            94,738
                                                     -----------     -----------

          Total                                      $    31,166     $   451,278
                                                     ===========     ===========
Depreciation
   Printing                                          $   513,904     $   498,108
   Real estate                                           181,384         181,384
                                                     -----------     -----------

          Total                                      $   695,288     $   679,492
                                                     ===========     ===========


NOTE 12 - SHORT-TERM INVESTMENTS

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

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





NOTE 13 - SUPPLEMENTAL STATEMENTS OF CASH FLOW INFORMATION

                                                           2002          2001
                                                        ----------   -----------
   Supplemental disclosure of
     cash flow information:
      Cash paid during year for
          Interest                                      $ 486,176     $ 504,170

   Supplemental schedule of non-cash
     investing and financing activities:
          Capital lease obligations
               incurred for purchase of                 $   --        $ 132,767
               new equipment

The Company financed the acquisition of equipment in the amount of $120,000 during the year ended November 30, 2001. During fiscal 2002, this short-term loan was refinanced with a capital lease arrangement.


NOTE 14 - NOTES AND LOANS RECEIVABLE

Notes receivables of $103,511 as of November 30, 2001 consisted of amounts due from two key employees and were repaid during the year ended November30, 2002.


NOTE 15 - STOCK OPTIONS

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

A summary of option transactions, including those options granted pursuant to the terms of certain employment and other agreements, is as follows:

                                                                Weighted Average
                                           Shares under options  Exercise Price
                                            2002          2001   (2002 AND 2001)


Outstanding, beginning of year           3,100,000      3,100,000      $.31
Granted                                       --             --         --
Exercised                                     --             --         --
Canceled                                      --             --         --
                                         ---------      ---------      ----
Outstanding, end of year                 3,100,000      3,100,000      $.31
                                         =========      =========      ====

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



NOTE 15 - STOCK OPTIONS (Continued)

A summary of options outstanding as of November 30, 2002 is as follows:

                                               WEIGHTED AVERAGE
                            EXERCISE             REMAINING      NUMBER OF SHARES
NUMBER OUTSTANDING           PRICE           CONTRACTUAL LIFE       EXERCISABLE
------------------           -----           ----------------       -----------

3,100,000                    $ .31                  .9               3,100,000
=========                    =====                  --               =========


NOTE 16 - EARNINGS (LOSS) PER SHARE INFOMRATION

The calculation of basic and diluted earnings per share for the years ended November 30, 2002 and 2001 is as follows:

                                                           2002           2001
                                                      ------------   ------------

Net income (loss) available to commons share owners   $    297,493   $ (2,695,399)
                                                      ============   ============

Average shares outstanding (a)                          10,468,051     10,338,296
Dilutive securities
   Stock options(b)                                         --             --
                                                      ------------   ------------

Average shares outstanding assuming dilution (c)        10,468,051     10,338,296
                                                      ============   ============


(a) Used to compute basic earnings per share.

(b) Excluded because exercise price exceeds market value.

(c) Used to compute diluted earnings per share.



NOTE 17 - EMPLOYEE BENEFIT PLANS

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

In April, 2000, the Company established a 401(k) salary deferred benefit plan covering all employees who have met certain requirements. The plan provides for discretionary employer matching contributions in a percentage determined by the Company on an annual basis. The Company did not match employee contributions for the years ended November 30, 2002 and 2001, respectively.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)








NOTE 18 - STOCK REPURCHASE PROGRAM

In December 1999, the Company announced a $500,000 common stock buy back program for use in connection with employee stock options plans and other corporate purposes. In addition, the Board of Directors authorized the purchase of 400,000 shares of the Company's common stock for use in connection with various corporate purposes. As of November 30, 2002, 275,000 shares have been retired and 125,000 shares remain in treasury.

NOTE 19 - LITIGATION

In August 2001, the Company through its Flexo-Craft Prints, Inc. subsidiary filed an action in federal court against Amazon.com LLC and various subsidiaries for the sum of approximately $1,570,000 plus other costs for non-payment of this receivable and is pursuing other courses of action. Subsequently, the parties have entered into non-binding mediation. The likely outcome of these actions cannot be determined and the Company has fully reserved against its accounts receivable during the year ended November 30, 2001.