Form 10QSB
period 2003-02-28
LASER MASTER INTERNATIONAL INC
filed 2003-04-21
CIK 700892

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                              QUARTERLY REPORT UND
                             ER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended: February 28, 2003     Commission File No.: 2-76262-NY
                         -----------------                          ----------

                        LASER MASTER INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)

                   New York                           11-2564587
            -----------------------       ---------------------------------
           (State of Incorporation)       (IRS Employee Identification No.)


                  1000 First Street, Harrison, New Jersey 07029
                  ---------------------------------------------
                         (Address of Principal Offices)

                               (973) 482-7200
                              ----------------
                              Telephone Number


                                       N/A
       -------------------------------------------------------------------
      (Former name, address and fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 19 34 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days:  YES  X      NO
                      -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Common Stock - 10,465,380 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL INC. INDEX PART I - FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements

Consolidated Balance Sheets - February 28, 2003                             3-4
Consolidated Statements of Operations for the
 Three Months Ended February 28, 2003 and February 28, 2002                   5
Consolidated Statements of Cash Flows for the Three Months Ended
 February 28, 2003 and February 28, 2002                                      6
Notes to Consolidated Financial Statements                                 7-10
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                               11

PART II. OTHER INFORMATION                                                   12

PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                              FEBRUARY 28, 2003
                                              -----------------
CURRENT ASSETS:
  Cash in Banks                                     $    83,580
  Escrow Account                                        372,594
  Marketable Securities                                 614,915
  Accounts Receivable - Net                           3,825,954
  Merchandise Inventory                               3,416,436
  Prepaid Expenses                                       90,000
  Deposits with Suppliers                               266,957
                                                    -----------
TOTAL CURRENT ASSETS                                $ 8,670,436
                                                    -----------
FIXED ASSETS:
  Factory Building & Improvements                   $ 5,739,757
  Land - Factory Site                                   215,000
  Machinery & Equipment                               9,850,293
  Engraving Inventory                                   925,455
  Installation Cost                                     953,524
  Furniture & Fixtures                                  357,910
                                                    -----------
TOTAL                                               $18,041,939
Less: Accum. Depreciation                             8,854,745
                                                    -----------
TOTAL FIXED ASSETS                                  $ 9,187,194
                                                    -----------
OTHER ASSETS:
  Deferred Charges                                  $    63,990
  CSV - Life Insurance                                   56,257
  Notes Receivable                                       30,840
                                                    -----------
TOTAL OTHER ASSETS                                  $   151,087
                                                    -----------
TOTAL ASSETS                                        $18,008,717
                                                    ===========

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                   FEBRUARY 28,
                                                       2003
                                                   ------------

CURRENT LIABILITIES:
  Accounts Payable                                 $  1,248,646
  Accrued Expenses & Taxes                               28,854
  Current Portion of Long Term Debt                   2,158,150
  Loan - Merrill Lynch                                3,932,431
                                                   ------------
TOTAL CURRENT LIABILITIES                          $  7,368,081
                                                   ------------
LONG TERM LIABILITIES:
  Non-Current Portion of Long Term
   Debt                                            $  3,096,800
                                                   ------------
TOTAL LONG TERM LIABILITIES                        $  3,096,800
                                                   ------------

TOTAL LIABILITIES                                  $ 10,464,881
                                                   ------------
STOCKHOLDERS' EQUITY:
Capital Stock - Authorized
 50,000,000 Shares at 1c Par Value
  Issued and Outstanding 10,465,380
  Shares at 2/28/03                                $    104,654
  Capital in Excess Par                               5,296,388
  Unrealized Gain on Securities                          93,609
  Retained Earnings                                   2,179,185
  Treasury Stock                                       (130,000)
                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                         $  7,543,836
TOTAL LIABILITIES & STOCKHOLDERS'
 EQUITY                                            $ 18,008,717
                                                   ============

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED


                                                    FEBRUARY 28,   FEBRUARY 29,
                                                        2003           2002
                                                    ------------   ------------
REVENUES                                            $  3,245,770   $  2,527,994
                                                    ------------   ------------
Depreciation Expense                                $    173,822   $    169,650
Cost of Sales                                          2,446,343      1,831,264
                                                    ------------   ------------
TOTAL COST OF SALES                                    2,620,165      2,000,914
                                                    ------------   ------------
GROSS PROFIT                                             625,605        527,080
                                                    ------------   ------------
OPERATING EXPENSES:
  Selling Expenses                                  $    124,077   $    365,393
  General & Administrative Expenses                      283,084        333,967
                                                    ------------   ------------
TOTAL OPERATING EXPENSES                            $    407,161   $    699,360
                                                    ------------   ------------
OPERATING PROFIT                                    $    218,444   $   (172,280)
Legal Settlement - Net                              $    765,000   $         -
Interest & Finance Charges                              (143,774)      (115,725)
Interest & Capital Gains                                   5,066         10,327
                                                    ------------   ------------
NET EARNINGS - BEFORE FIT                           $    844,736   $   (277,678)
  Less: FIT Provision - Current                               -             -
  Tax Effect of NOL Carryforward                              -             -
                                                    ------------   ------------
NET EARNINGS FOR THE PERIOD                         $    844,736   $   (277,678)
                                                    ============   ============
(LOSS)   PER SHARE *                                $        .10   $       (.03)
                                                    ============   ============
DIVIDENDS PER SHARE                                          -0-            -0-
                                                    ============   ============

* Earnings per share are based on 10,465,380 shares outstanding at February 28, 2003 and 10,490,380 February 29, 2002.

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                             CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                               THREE MONTHS ENDED

                                                 FEBRUARY 28,     FEBRUARY 28,
                                                    2003             2002
                                                 ------------     ------------

Net Cash Flow From Operating
Activities:
  Net Income                                     $    844,736     $   (277,678)

Items Reflected in Net Income
Not Requiring Cash:
  Depreciation & Amortization                         173,822          169,650
                                                 ------------     ------------
                                                 $  1,018,558     $    108,028
Cash Flow Provided From Operations
  Accounts Receivable                            $ (1,342,916)    $    909,347
  Inventories                                        (307,618)         (24,750)
  Prepaid Expenses                                    (46,203)          28,511
  Loans Receivable                                   (266,957)              -
  Accounts Payable & Accrued Exp.                    (691,421)        (773,986)
  Escrow Account                                     (127,698)
                                                 ------------     ------------
Cash Flow Provided by Operations                 $ (1,764,255)    $     31,094
Cash Flow Provided from (used for)
Investment Purposes:
  Additions to Fixed Assets                      $     (71,403)   $    (16,732)
  Increase in Other Assets                             (27,030)       (187,987)
  Marketable Securities                                (10,921)       (133,701)
Unrealized Gain                                         (2,627)              -
                                                 -------------     ------------
Total Cash Flow Provided from
Investment Purposes                              $   (111,981)     $   (338,420)
Cash Flow Provided From (used for)
Financing Purposes:
  Increase in Long Term Debt                           192,713               -
  Repayment in Debt                                    (29,632)         (41,686)
                                                 -------------     ------------
Total Cash Flow From Financing                   $     163,021     $    (41,686)
                                                 -------------     ------------
Net Cash Flow                                    $  (1,713,215)    $   (349,012)
Cash and Cash Equivalents at
  Beginning of Period                                1,796,795          565,914
                                                 -------------     ------------
Cash and Cash Equivalents at
  End of Period                                  $      83,580     $    216,902
                                                 =============     ============

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

These financial statements should be read in conjunction with the audited financial statements included in the company's annual report on form 10K for the year ended 11/30/02. Operating results for the three months ended 2/28/03 are not necessarily indicative of the results that may be expected for the full year ending 11/30/03.


Name and brief description of companies under common control:

1. FLEXO-CRAFT PRINTS INC.

   This company has for approximately 22 years been engaged in the business of commercial printing and engraving, utilizing a laser technique. The company principally produces an extensive line of patterns and designs which are sold to industrial customers engaged in the manufacture of varied end products.

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

b. PERIOD FOR WHICH RESULTS OF OPERATIONS OF THE MERGED COMPANIES ARE INCLUDED IN THE INCOME STATEMENT OF THE PARENT COMPANY:

   The income statement of Laser Master International Inc. reflects the result of its operations on a consolidated basis for the three months ended February 28, 2003 and February 28, 2002.

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

NOTE 5. FACTORY BUILDING AND IMPROVEMENTS

        One of the wholly owned subsidiaries of the company, Harrison First Realty Corp., owns the land and the building situated at 1000 First Street, Harrison, New Jersey. The building is encumbered by a mortgage obtained from Fleet Bank and the New Jersey EDA and a private mortgage.

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

NOTE 7. CONTINGENT LIABILITIES

        The Company is contingently liable to Fleet Bank of New Jersey for letters of cr edit in the approximate amount of 2,170,000 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Harrison Realty.

NOTE 8. EARNINGS PER SHARE - 10,465,380 SHARES COMMON STOCK - PAR VALUE $0.0l at 2/28/03 and 10,490,380 shares at 2/28/02.

Fiscal years ended                                      02/28/03       02/29/02
                                                        --------       --------
 Net earnings per share -                                 $.10          $ (.03)
 Fully diluted EPS                                         .09          (.03)

NOTE 9. LEGAL SETTLEMENT

        The Company settled its ligitation with Amazon.com shortly before the close of this quarter. The gross amount of the settlement was approximately $1.4 million with related expenses resulting in income of $765,000. The related expenses consisted of $125,000 in legal fees, an amount due to a supplier in China which was as a result of a settlement of $390,000, com missions of $50,000 and other case related expenses of $70,000.

              MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     FEBRUARY 28, 2003 AND FEBRUARY 28, 2002


RESULTS OF OPERATIONS

REVENUES

For the three months ended February 28, 2003 revenues increased 22% from the prior year . For the quarter net profit was 844,736 vs. (277,678) last year. The company has aquired several large retail chain customers and anticipate s increasing sales in the upcoming quarters.

GROSS PROFIT

For the three months ended February 28, 2003 gross profit was 19% as compared to 21% for the same period in the previous year. Cost of sales is higher in the quarter this year because of increas ed utility, freight, insurance and fuel costs and competitive pricing to aquire and retain retail customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased for the three months ended February 28, 2003 over the same period for the previous year. This was as a result of the Company's investment in advanced computer software and hardware plus cost controls on selling expenses.

INTEREST EXPENSE Interest expense increased f or the first three months of 2003 as compared to the same period for the previous year. This was as a result of higher levels of debt needed to support an anticipated increased volume.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At February 28, 2003 the Company had working capital of $1,302,355. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Management anticipates difficulties in financing existing operations and is in the process of replacing Fleet Bank. If this effort is unsuccessful it could result in a material adverse event to the company.

                           PART II. OTHER INFORMATION

ITEM 1. LITIGATION

        The Company had a lawsuit involving Amazon settled shortly after the close of this quarter.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

     The Registrant or any of its consolidated subsidiaries have not consummated, not have they participated in a business combination during any of the periods covered by th e report, nor has a business combination occurred during the current fiscal year.

     There have been no material retroactive prior period adjustments made during any period included in this report. Accordingly, there have been no material prior period adjustments which had an effect upon net income, total and per share, nor upon the balance of retained earnings.

Periodic Report Certificate A Of the Chief Executive Officer and Chief Financial Officer I, Mendel Klein, Chief Executive Officer and Chief Financial Officer of Laser Master International, Inc. (the "Company"), certify, pursuant to 18 U.S.C.
 Section 1350, as adopted pursuant to Section 906 of the Sawbones-Oxley Act of 2002, that to my knowledge the Quarterly Report of Laser Master International, Inc. on Form 10-Q for the quarterly period ended February 28, 2003, as filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ MENDEL KLEIN
-----------------------------------
Mendel Klein
Chief Executive & Financial Officer
April 14, 2003