Form 10QSB/A
period 2003-02-28
LASER MASTER INTERNATIONAL INC
filed 2003-05-07
CIK 700892

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              FORM 10-QSB/A (No. 1)
                              QUARTERLY REPORT UND
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

LASER MASTER INTERNATIONAL INC. INDEX PART I - FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements

Consolidated Balance Sheets - February 28, 2003                             3-4

Consolidated Statements of Operations for the
 Three Months Ended February 28, 2003 and February 28, 2002                   5

Consolidated Statements of Cash Flows for the Three Months Ended
 February 28, 2003 and February 28, 2002                                      6

Notes to Consolidated Financial Statements                                  7-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                               10

PART II. OTHER INFORMATION                                                11-12

PART III. CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT OF 2002        13-16

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

                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED


                                                    FEBRUARY 28,   FEBRUARY 29,
                                                        2003           2002
                                                    ------------   ------------
REVENUES                                            $  3,245,770   $  2,527,994
                                                    ------------   ------------
Depreciation Expense                                $    173,822   $    169,650
Cost of Sales                                          2,446,343      1,831,264
                                                    ------------   ------------
TOTAL COST OF SALES                                    2,620,165      2,000,914
                                                    ------------   ------------
GROSS PROFIT                                             625,605        527,080
                                                    ------------   ------------
OPERATING EXPENSES:
  Selling Expenses                                  $    124,077   $    365,393
  General & Administrative Expenses                      283,084        333,967
                                                    ------------   ------------
TOTAL OPERATING EXPENSES                            $    407,161   $    699,360
                                                    ------------   ------------
OPERATING PROFIT                                    $    218,444   $   (172,280)
Legal Settlement - Net                              $    765,000   $         -
Interest & Finance Charges                              (143,774)      (115,725)
Interest & Capital Gains                                   5,066         10,327
                                                    ------------   ------------
NET EARNINGS - BEFORE FIT                           $    844,736   $   (277,678)
  Less: FIT Provision - Current                               -             -
  Tax Effect of NOL Carryforward                              -             -
                                                    ------------   ------------
NET EARNINGS FOR THE PERIOD                         $    844,736   $   (277,678)
                                                    ============   ============
(LOSS)   PER SHARE *                                $        .08   $       (.03)
                                                    ============   ============
DIVIDENDS PER SHARE                                          -0-            -0-
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

NOTE 8. EARNINGS PER SHARE - 10,465,380 SHARES COMMON STOCK - PAR VALUE $0.0l at 2/28/03 and 10,490,380 shares at 2/28/02.

                                                          Three Months Ended
                                                        02/28/03       02/29/02
                                                        --------       --------
 Net earnings per share -                                 $.08          $ (.03)
 Fully diluted EPS                                         .07            (.03)

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

INTERNAL CONTROL

There have been no changes in any aspects of internal control that would have had any impact on the company's operations or condition for this period.

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

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Mendel Klein, certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Laser Master International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other Certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other Certifying Officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date: May 5, 2003

/S/ MENDEL KLEIN
------------------------
Mendel Klein
Chairman, Chief Executive Officer
and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Avraham Klein, certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Laser Master International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other Certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other Certifying Officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date: May 5, 2003

/S/ ABRAHAM KLEIN
------------------------
Abraham Klein
President