Form 10QSB/A
period 2003-02-28
LASER MASTER INTERNATIONAL INC
filed 2003-05-07
CIK 700892

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              FORM 10-QSB/A (No. 2)
                              QUARTERLY REPORT UND
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


                                                LASER MASTER INTERNATIONAL, INC.
                                                --------------------------------
                                                      (Registrant)


May 5, 2003                                     /s/ MENDEL KLEIN
-----------                                     ------------------
                                                Mendel Klein, Chairman, CEO
                                                              and CFO

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