Form 10QSB
period 2003-05-31
LASER MASTER INTERNATIONAL INC
filed 2003-07-21
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:   MAY 31, 2003    Commission File No.: 2-76262-NY
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

LASER MASTER INTERNATIONAL, INC.
INDEX



PART I - FINANCIAL INFORMATION                             PAGE


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - May 31, 2003      3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended May 31, 2003 and May 31, 2002    5

   Condensed Consolidated Statements of Operations for
   the Six Months Ended May 31, 2003 and May 31, 2002        6

   Condensed Consolidated Statements for Cash Flows for
   the Six Months Ended May 31, 2003 and May 31, 2002        7

   Notes to Condensed Consolidated Financial Statements      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                12

PART II. Other Information                                  13





                          PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    MAY 31,
                                                     2003
                                                 -----------
Current Assets:
  Cash in bank                                   $   587,376
  Escrow account                                     498,585
  Short-term investment                              627,536
  Accounts receivable - net                        2,411,558
  Inventories                                      3,676,564
  Prepaid expenses & other current assets              9,523
  Deposits with suppliers                            455,843
                                                 -----------
Total Current Assets                             $ 8,266,985
                                                 -----------
Fixed Assets:
  Factory building & improvements                $ 5,739,757
  Land - factory site                                215,000
  Machinery & equipment                            9,862,165
  Engraving inventory                                926,108
  Installation cost                                  953,524
  Furniture & fixtures                               357,910
                                                 -----------
Total                                            $18,054,464

Less:  Accum. depreciation                         9,028,323
                                                 -----------
Total Fixed Assets                               $ 9,026,141
                                                 -----------
Other Assets:
  Deferred charges and other                     $    57,309
  Surrender value of life insurance                   60,484
                                                 -----------
Total Other Assets                               $   117,793
                                                 -----------
Total Assets                                     $17,410,919
                                                 ===========



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.





                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES


                                                    MAY 31,
                                                     2003
                                                 -----------
Current Liabilities:
  Accounts payable & accrued expenses            $ 1,385,075
  Notes payable                                    4,107,952
  Current portion of long term debt                1,258,150
                                                 -----------
Total Current Liabilities                        $ 6,751,177
                                                 -----------
Long Term Liabilities:
  Non-Current Portion of Long Term
    Debt                                         $ 3,077,005
                                                 -----------
Total Long Term Liabilities                      $ 3,077,005
                                                 -----------
Total Liabilities                                $ 9,828,182
                                                 -----------
Stockholders' Equity:
  Capital Stock - Authorized
    50,000,000 Shares at 1c Par Value
    Issued and Outstanding 10,465,380             $  104,654
    Shares at 5/31/03 Paid in Capital              5,296,388
    Accumulated Other Comprehensive Income           104,628
    Common Stock in Treasury, at cost-              (130,000)
     125,000 shares
    Retained earnings                              2,207,067
                                                 -----------
Total Stockholders' Equity                       $ 7,582,737
                                                 -----------
Total Liabilities & Stockholders'
Equity                                           $17,410,919
                                                 ===========










The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.






                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED



                                           MAY 31,           MAY 31,
Revenues                                    2003              2002
                                         -----------       -----------
Product revenues                         $ 3,021,153       $ 2,179,394
 Rental income                                81,640           100,550
                                         -----------       -----------
Total Revenues                           $ 3,102,793       $ 2,279,944

Cost of Revenues
 Cost of product revenues                  1,979,850         1,460,319
 Cost of rental income                        67,761            83,457
                                         -----------       -----------
Total Cost of Revenue                    $ 2,047,611       $ 1,543,776
                                         -----------       -----------
Gross Profit                             $ 1,055,182       $   736,168
                                         -----------       -----------
Operating Expemses:
  Selling expenses                       $   369,113       $   412,544
  General & admin                            523,891           502,051
  Restructing expense                           -              300,000
                                         -----------       -----------
Total Operating Expenses                 $   893,004       $ 1,214,595
                                         -----------       -----------
Operating Income (Loss)                  $   162,178       $  (478,427)
  Interest expense                          (134,178)         (130,374)
  Investment & other income                     (118)            5,414
                                         -----------       -----------
Income (Loss) before income taxes        $    27,882       $  (603,387)
Income tax expense (benefit)                    -                 -
                                         -----------       -----------
Net Earnings for the Period              $    27,882       $  (603,387)
                                         ===========       ===========

Earninge per share *                     $     .003        $      (.06)
                                         ===========       ===========









* Earnings per share are based on 10,465,380 shares outstanding at May 31, 2003 and on May 31, 2002 10,490,380.


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.




                     LASER MASTER INTERNATIONAL, INC.
                       AND WHOLLY OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                         FOR THE SIX MONTHS ENDED


                                            MAY 31,           MAY 31,
Revenues                                     2003              2002
                                         -----------       -----------
 Product Revenues                        $ 6,185,283       $ 4,606,838
 Rental Income                               163,280           201,100
                                         -----------       -----------
Total Revenues                           $ 6,348,563       $ 4,807,938

Cost of Revenues
 Cost of product revenues                  4,532,254         3,377,777
 Cost of rental income                       135,522           166,913
                                         -----------       -----------
Total Cost of Revenue                    $ 4,667,776       $ 3,544,690
                                         -----------       -----------
Gross Profit                             $ 1,680,787       $ 1,263,248
                                         -----------       -----------
Operating Expemses:
  Selling expenses                       $   493,190       $   777,937
  General & administrative                   806,975           836,018
  Restructing expense                           -              300,000
                                         -----------       -----------
Total Operating Expemses                 $ 1,300,165       $ 1,913,955
                                         -----------       -----------
Operating Income (loss)                      380,622          (650,707)
  Interest expense                          (277,952)         (246,099)
  Investment & other income                    4,948            15,741
  Legal settlement income                    765,000              -
                                         -----------       -----------
Income (Loss) Before Income Taxes            872,618          (881,065)
Income Tax Expense (benefit)                    -                 -
                                         -----------       -----------
Net Earnings for the Period                  872,618          (881,065)
                                         ===========       ===========

Earnings per share *                             .08              (.08)
                                         ===========       ===========




* Earnings per share are based on 10,465,380 shares outstanding at May 31, 2003 and on May 31, 2002 10,490,380

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.







                   LASER MASTER INTERNATIONAL, INC.
                     AND WHOLLY OWNED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                           SIX MONTHS ENDED

                                           MAY 31           MAY 31
                                            2003             2002
                                         -----------     -----------
Net Cash Flow From Operating
Activities:
   Net income                            $   872,618     $  (881,065)
 Adjustments to reconcile to net cash
provided by (used in) operating activities
  Depreciation & amortization                347,400         339,300
  Unrealized gain (loss)                       8,392          (6,126)
                                         -----------     -----------
                                         $ 1,228,410     $  (547,891)
Increase (decrease) in cash flows
from operating activities resultng
from charges in:
  Accounts receivable                    $    71,480     $ 1,316,407
  Inventories                               (567,746)       (534,391)
  Prepaid expenses                            34,274          57,996
  Accounts payable & accrued exp.           (583,846)       (251,671)
  Escrow account                            (253,689)       (264,411)
  Notes receivable                              -             60,313
  Deposits with suppliers                   (455,843)           -
                                         -----------     -----------
Net cash used by operations              $   526,960     $   163,648

Net cash used in investing activities:
  Additions to fixed assets              $    83,928     $    52,782
  Increase in other assets                    (6,264)        196,441
  Marketable securities                       23,542           7,954
                                         -----------     -----------
Net cash used in investing activities    $   101,206     $   257,177

Cash flows from financing activities
  Payment of debt                           (949,487)        (56,516)
  Increase in debt                           368,234
                                         -----------     -----------
Net cash used in financing activities    $   581,253     $    56,516
                                         -----------     -----------
Net decrease in cash                     $ 1,209,419     $   477,341

Cash, beginning of period                  1,796,795         565,914
                                         -----------     -----------
Cash, end of period                      $   587,376     $    88,573
                                         ===========     ===========
Cash paid for interest                   $   276,452     $   245,089

Cash Paid for taxes                      $     7,610     $     1,585


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

         b. Harrison First Realty Corp.

             This company owns and operates a 247,000 sq. ft. factory building in Harrison, New Jersey. There are two unaffiliated tenants currently occupying 49% of the space.

         c. Passport Papers Inc & East River Arts Inc.

             These Companies are Sales Corporations which sell products printed by Flexo Craft Prints Inc. They each sell under their own labels and in their respective markets.

NOTE 2.  CONTINGENT LIABILITIES

         The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $2,170,000 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Harrison Realty.

NOTE 3. EARNINGS PER SHARE - 10,465,380 SHARES COMMON STOCK - PAR VALUE $0.0l at 5/31/03 and 10,490,380 shares at 5/31/02.

                                                Six months ended
                                           05/31/03            05/31/02
                                           --------            --------
           Net earnings per share -         $  .08              $(.08)

         All of the companies stock options are out of the money and would be anti-dilutive.

NOTE  4. LEGAL SETTLEMENT

         The company settled its litigation with Amazon.com shortly before the close of this quarter. The gross amount of the settlement was approximtaely $1.4 million with related expenses resulting in income of $765,000. The related expenses consisted of $125,000 in legal fees, an amount due to a supplier in China which was as a result of a settlement of $390,000, commissions of $50,000 and other case related expenses of $70,000.

NOTE 5. REFINANCING

         Subsequent to the date of this 10Q Laser Master has refinanced its debt with PNC Bank. PNC Bank extended the company a mortgage of $4,000,000 and a line of credit of $3,000,000. These proceeds paid off the Merrill Lynch line of credit of $3.9 mil and a Fleet Bank Mortgage of $1.5 mil. The new PNC mortgage is for 15 years with a floating rate of 2.25% above the Libor rate. The line of credit is at an interest rate of 1/2% below prime.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain critieria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

         In December 2002, the FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally SFAS No. 148 required disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements on SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have an impact on the Company's consolidated financial statements. The company will modify its disclosures in its quarterly reports, as provided for in the new standing.

         In November 2003, the EITF reached a consesus on EITF No. OO-21 REVENUE ARRANGMENTS WITH MULTIPLE DELIVERABLES. ETIF No. 00-21 provides guidance on how to account for arrangements that involve the delivery of performance of multiple products, services and for rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into fiscal periods begining after June 15, 2003. The Company believes that its current accounting is consistant with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company's consolidated financial statements

         In November 2002, the EITF reached a consensus on EITF No. 02-16, ACCOUNTING FOR CONSIDERATION RECEIVED FROM A VENDOR BY A CUSTOMER. EITF No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. ETIF No. 02-16 presumes that cash received from a vender represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendors products. The provisions of EITF No. 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's consolidated financial statements.

         In November 2002, the FASB issued FIN No.45 GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issurance of a guarantee. In addition, FIN No. 45 requires disclosure about the guarantees that an entity has issued, including a reconcilation of changes in the entity's product warantee liabilities. The initial recognition and the initial measurement provisions of Fin No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after Decemmber 23, 2002. The company does not guarantee the indebtedness of others, therefore there will not be any impact on the Company's consolidated financial statements and there was no need for the Company to modify its disclosure herein as required.

         In July 2002, the FASB issued SFAS No. 146 ACCOUNTING FOR COSTS ASSOCIATES WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AND ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SPAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, onetime termination benefits should be recognized over the period employees will render service. If the service period required is beyond a minimum retention period, SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

         In January, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-14., INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSE. EITF No. 01-14 required that reimbursements received for out-of- pocket expenses be classified as revenue on the income statement. This change has no material impact on the Company's historical and present financial statements.

         In November 2001, the FASB's EITF reached a consensus on EITF Issue No. 01-09, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR'S PRODUCTS, which is a modification of EITF Nos. 00-14. 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's productsto be a reduction in the selling prices of the vendor's product and, therefore should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a seperate identifable benefit and the benefit's fair value can be rstablished. This issue is to be applied retroactively in the first fiscal quarter beginning after December 15, 2001. The Company adopted this statement on January 1, 2002 with no material impact on its consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and discontinued operations. The Company adopted this statement on April 1, 2002 with no material impact on its consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTABGIBLE ASSETS. Under these new standards, all acqusitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. In fiscal 2002 the company the company adopted this statement, which did not impact the consolidated results of operations, financial position or cash flows.

         In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSETS RETIREMENT OBLIGATIONS. SFAS No. 143 established accounting standards for recognition and measurement of a liability for the cost of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets. The Company adopted this statement on January 1, 2003 and it did not have a material impact on its consolidated financial statements.

              MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF E
                 CFINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                          MAY 31, 2003 AND MAY 31, 2002

                              RESULTS OF OPERATIONS
                              ---------------------
REVENUES

For the three months ended May 31, 2003 revenues increased 36% from the prior year. The revenue increase was due to the fact that many e-Commerce customers were replaced by national chain store retailers.
The company's primary product consists of holiday giftwrap paper and accessories and management anticipates higher sales in the second year than in the first.

GROSS PROFIT

For the three months ended May 31, 2003 gross profit was 34% as compared to 32% for the same period in the previous year. The company operated more efficiently due to the fact that raw material prices declined and that more services are being outsourced to China which reduces costs. The company also restructured operations and further reduced labor costs which improved gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 24% for the three months ended May 31, 2003 over the same period for the previous year. This was as a result of the Company's more comprehensive computer and automation of procedures that had previously been done manually. In addition last year there were initial costs to establish relationships in China which have been significantly reduced this year. Additionally, in the previous period there were rstructuring charges of $300k which were not repeated in this period.

INTEREST EXPENSE

Interest expense increased for the 2nd quarter of 2003 as compared to the same period for the previous year. This was as a result of higher levels of debt.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At May 31, 2003 the company had working capital of $1,515,808. Liquidity is sustained principally through funds provided from operations with no unused bank lines of credit available to provide additional sources of capital when required. Subsequent to May 31st Laser Master refinanced its debt with PNC Bank. PNC extended the company a $4 mil mortgage and a $3 mil line of credit which was used to pay off a Fleet Bank Mortgage of $1.5 mil and a Merrill Lynch line of credit of $3.9 mil. The new PNC mortgage is for 15 years, with the balance of the proceeds used for closing costs and working capital.
This has improved the company's liquidity by moving about 900k of current debt into a long term mortgage at a low interest rate.

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other Certifying Officer's and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officer's and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other Certifying Officer's and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.















Date: July 15, 2003

/s/ Mendel Klein,
-----------------
    Mendel Klein
    Chairman, Chief Executive Officer and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Abraham Klein, certifies that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other Certifying Officer's and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officer's and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other Certifying Officer's and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.















Date: July 15, 2003

/s/ Abraham Klein
-----------------
    Abraham Klein
    President