Form 10QSB
period 2003-08-31
LASER MASTER INTERNATIONAL INC
filed 2003-10-23
CIK 700892

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:   AUGUST 31, 2003        Commission File No.: 2-76262-NY
                         ---------------                             ----------

                        LASER MASTER INTERNATIONAL, INC.
   -------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)

        New York                                          11-2564587
------------------------------                 ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shor ter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         YES     X         NO
                              ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Common Stock - 10,465,380 shares - each share $0.01 par value.

LASER MASTER INTERNATIONAL, INC.

INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - August 31, 2003                       3

Condensed Consolidated Statements of Operations for
  the Three Months Ended Aug 31, 2003 and Aug 31, 2002                        5

Condensed Consolidated Statements of Operations for
  the Nine Months Ended Aug 31, 2003 and Aug 31, 2002                         6

Condensed Consolidated Statements for Cash Flows for
  the Nine Months Ended Aug 31, 2003 and Aug 31, 2002                         7

Notes to Condensed Consolidated Financial Statements                          8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                                  13

PART II. Other Information                                                    14



                          PART I. FINANCIAL INFORMATION

                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                       Aug 31,
                                                                        2003
                                                                     -----------

Current Assets:
     Cash in bank                                                    $     3,822
     Escrow account                                                      118,767
     Short-term investment                                               627,536
     Accounts receivable - net of allowance
       for doubtful accounts of 57,904                                 2,922,251
     Inventories                                                       3,610,649
     Deposits with suppliers                                             577,190
                                                                     -----------
Total Current Assets                                                 $ 7,860,215
                                                                     -----------
Fixed Assets:
     Factory building & improvements                                 $ 5,739,757
     Land - factory site                                                 215,000
     Machinery & equipment                                             9,883,444
     Engraving inventory                                                 926,108
     Installation cost                                                   953,524
     Furniture & fixtures                                                358,666
                                                                     -----------
Total                                                                $18,076,499

Less:  Accum. depreciation                                             9,202,023
                                                                     -----------
Total Fixed Assets                                                   $ 8,874,476
                                                                     -----------
Other Assets:
     Deferred charges and other                                      $   363,351
     Surrender value of life insurance                                    54,321
                                                                     -----------
Total Other Assets                                                   $   417,672
                                                                     -----------
Total Assets                                                         $17,152,363
                                                                     ===========




The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.



                        LASER MASTER INTERNATIONAL, INC.
                         AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   LIABILITIES

                                                                       Aug 31,
                                                                        2003
                                                                    -----------

Current Liabilities:
     Accounts payable & accrued expenses                           $  1,267,424
     Notes payable                                                    2,475,000
     Current portion of long term debt                                  895,866
                                                                   ------------
Total Current Liabilities                                          $  4,638,290
                                                                   ------------
Long Term Liabilities:
     Non-Current Portion of Long Term
       Debt                                                        $  4,910,556
                                                                   ------------
Total Long Term Liabilities                                        $  4,910,556
                                                                   ------------
Total Liabilities                                                  $  9,548,846
                                                                   ------------
Stockholders' Equity:
     Capital Stock - Authorized
       50,000,000 Shares at 1c Par Value
       Issued and Outstanding 10,465,380                           $    104,654
       Shares at 8/31/03 Paid in Capital                              5,296,388
       Accumulated Other Comprehensive Income                           104,628
       Common Stock in Treasury, at cost-                              (130,000)
       125,000 shares
       Retained earnings                                              2,227,847
                                                                   ------------
Total Stockholders' Equity                                         $  7,603,517
                                                                   ------------
Total Liabilities & Stockholders' Equity                           $ 17,152,363
                                                                   ============


The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED



                                                    Aug 31,          Aug 31,
Revenues                                             2003              2002
                                                  -----------       -----------

Product revenues                                  $ 4,357,179       $ 3,791,745
Rental income                                          81,912            94,977
                                                  -----------       -----------
Total Revenues                                    $ 4,439,091       $ 3,886,722
Cost of Revenues
     Cost of product revenues                       3,586,169         3,068,828
     Cost of rental income                             16,894            79,335
                                                  -----------       -----------
Total Cost of Revenue                             $ 3,603,063       $ 3,148,163
                                                  -----------       -----------
Gross Profit                                      $   836,028       $   738,559
                                                  -----------       -----------
Operating Expemses:
     Selling expenses                             $   366,248       $   312,850
     General & admin                                  343,714           186,354
                                                  -----------       -----------
Total Operating Expenses                          $   709,962       $   499,204
                                                  -----------       -----------
Operating Income (Loss)                           $   126,066       $   239,355
     Interest expense                                (106,062)         (132,584)
     Investment & other income                            776             3,881
                                                  -----------       -----------
Income (Loss) before income taxes                 $    20,780       $   110,652
Income tax expense (benefit)                             --                --
                                                  -----------       -----------
Net Earnings for the Period                       $    20,780       $   110,652
                                                  ===========       ===========
Earninge per share *                              $       .00       $      (.01)
                                                  ===========       ===========


* Earnings per share are based on 10,465,380 shares outstanding at Aug 31, 2003 and on Aug 31, 2002 10,490,380.



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.





                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE NINE MONTHS ENDED

                                                  Aug 31,            Aug 31,
Revenues                                           2003               2002
                                                ------------       ------------

Product Revenues                                $ 10,542,462       $  8,409,729
Rental Income                                        245,192            284,931
                                                ------------       ------------
Total Revenues                                  $ 10,787,654       $  8,694,660

Cost of Revenues
     Cost of product revenues                      8,118,423          6,454,847
     Cost of rental income                           152,416            238,006
                                                ------------       ------------
Total Cost of Revenue                           $  8,270,839       $  6,692,853
                                                ------------       ------------
Gross Profit                                    $  2,516,815       $  2,001,807
                                                ------------       ------------
Operating Expenses:
     Selling expenses                           $    859,438       $  1,090,787
     General & administrative                      1,150,689          1,322,372
                                                ------------       ------------
Total Operating Expemses                        $  2,010,127       $  2,413,159
                                                ------------       ------------
Operating Income (loss)                              506,688           (411,352)
     Interest expense                               (384,014)          (378,683)
     Investment & other income                         5,724             19,622
     Legal settlement income                         765,000               --
                                                ------------       ------------
Income (Loss) Before Income Taxes                    893,398           (770,413)
Income Tax Expense (benefit)                            --                 --
                                                ------------       ------------
Net Earnings for the Period                          893,398           (770,413)
                                                ============       ============
Earnings per share *                                     .09               (.00)
                                                ============       ============

* Earnings per share are based on 10,465,380 shares outstanding at Aug 31, 2003 and on Aug 31, 2002 10,490,380

The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.




                        LASER MASTER INTERNATIONAL, INC.
                          AND WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED

                                                      AUG 31           AUG 31
                                                       2003             2002
                                                    -----------     -----------

Net Cash Flow From Operating Activities:
     Net income                                     $   893,398     $  (770,413)

Adjustments to reconcile to net cash
provided by (used in) operating activities
     Depreciation & amortization                        521,100         508,950
     Unrealized gain (loss)                               8,392         (53,990)
                                                    -----------     -----------
                                                    $ 1,422,890     $  (315,453)
Increase (decrease) in cash flows
from operating activities resultng
from changes in:
     Accounts receivable                            $  (439,213)    $   946,079
     Inventories                                       (501,831)       (406,150)
     Prepaid expenses                                    43,797          86,391
     Accounts payable & accrued exp                    (701,497)       (527,024)
     Escrow account                                     126,129         161,821
     Deposits with suppliers                           (577,190)         60,313
                                                    -----------     -----------
Net cash provided by (used in) oper                 $  (626,915)    $     5,977
                                                    -----------     -----------
Net cash used in investing activities:
     Additions to fixed assets                      $  (105,963)    $   (54,782)
     Increase in other assets                              --          (208,451)
     Marketable securities                              (23,542)           --
                                                    -----------     -----------
Net Cash used in investing activities               $  (129,505)    $  (263,233)
                                                    -----------     -----------
Cash flows from financing activities
     Principal reductions of long term debt          (1,031,876)        647,233
     Principal increase in long term debt               220,719        (395,587)
     Principal advances on notes payable                 68,220            --
     Refinancing costs                                 (293,615)           --
                                                    -----------     -----------
Net cash provided by (used in)
     financing activities                           $(1,036,553)    $   251,646
                                                    -----------     -----------
Net decrease in cash                                $(1,792,973)    $  (508,902)
Cash, beginning of period                             1,796,795         565,914
                                                    -----------     -----------
Cash, end of period                                 $     3,822     $    57,012
                                                    ===========     ===========
Cash paid for interest                              $   104,862     $   130,689

Cash paid for taxes                                 $     9,850     $     6,750
Non-cash financing activities
     Refinancing proceeds used for:
       Retire: Line of credit           $3,807,938
               2nd mortgage              1,501,900
               3rd mortgage                944,443
                                        ----------
       Total non-cash                    6,254,281
       Net Proceeds                        220,719
                                        ----------
          Total                          6,475,000



The accompanying notes to financial statements are an integral part of this statement and should be read in conjunction herewith.


NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

     The company is engaged in the business of commercial printing and engraving, utilizing a laser technique. The company principally prints an extensive line of patterns and designs which are sold to industrial customers engaged in the sale of gif t wrap paper and textile products. In addition, the company owns and operates a 240,000 sq ft building in Harrison, NJ of which 37% is rented out to unaffiliated tenants.

     The accompanying condensed financial statements have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in acc ordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However the company believes the disclosures are adequate to make the information presented not m isleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended November 30, 2002 filed by the company with the Securities and Exchange Commission.

     The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal rec urring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended August 31, 2003 are not necessarily indicative of results to be expected fo r the entire year ending November 30, 2003.

NOTE 2.  CONTINGENT LIABILITIES

     The Company is contingently liable to Fleet Bank of New Jersey for letters of credit in the amount of $1,670,000 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's new factory building and 8 color press. Fleet Bank has a 1st lien on the assets of Harrison Realty and 2nd and 3rd liens on the assets of Harrison Realty.

NOTE  3. EARNINGS PER SHARE - 10,465,380 SHARES COMMON STOCK -
         PAR VALUE $0.0l at 8/31/03 and 10,490,380 shares at 8/31/02.

                                                Nine months ended
                                              08/31/03            08/31/02
                                              --------            --------
               Net earnings per share -       $  .09               $(.07)
               All of the company's stock options have expired as of 8/31/03 and therefore there is no dilution to common stock.

NOTE 4. LEGAL SETTLEMENT

     The company settled its litigation with Amazon.com during the previous quarter. The gros s amount of the settlement was approximately $1.4 million less related expenses resulting in income of $765,000.

NOTE 5. REFINANCING

     During this quarter Laser Master has refinanced its debt with PNC Bank. PNC Bank extended the company a mortgage of $4,000,000 and a revolving line of credit of $3,000,000. These proceeds paid off the Merrill Lynch line of credit of $3.8 mil and a Fleet Bank Mortgage of $1.5 mil and a 3rd mor tgage of $944,000. The new PNC mortgage is a 15 year amortization with a floating rate of 2.25% above the Libor rate. The line of credit is at an interest rate at 1/4% below prime. The collateral for the mortgage is the company's commercial building and the collateral for the line of credit is the accounts receivable and inventory.

NOTE 6. ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

     The company monitors its customer's receivables and generally does not require collateral from those customers. One customer of Flexo-Craft Prints Inc. accounted for 16% of consolidated product revenues for the nine months ended August 31, 2003. Management periodically reviews Accounts Receivable and determines what reserve or allowance is required.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, SFAS No. 149, " AMENDMENT OF STATEMENT 133 ON DERIVATIVE I NSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2 003. Adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

     In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL IN STRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company's consolidated f inancial position, results of operations, or cash flows.

     In January 2003, the FASB issued FASB interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain critieria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 3 1, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.


     In December 2002, the FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method
     o f accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally SFAS No. 148 required disclosure of the pro-forma effect in interim financial statements. The transitio n and annual disclosure requirements on SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15 , 2002. The adoption of the provisions of SFAS No. 148 did not have an impact on the Company's consolidated financial statements. The company will modify its disclosures in its quarterly reports, as provided for in the new standing.

     In November 2002, the EITF reached a consesus on EITF No. OO-21 REVENUE ARRANGMENTS WITH MULTIPLE DELIVERABLES. ETIF No. 00-21 provides guidance on how to account for arrangements th at involve the delivery of performance of multiple products, services and for rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into fiscal periods begining after June 15, 20 03. The Company believes that its current accounting is consistant with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Com pany's consolidated financial statements

     In November 2002, the EITF reached a consensus on EITF No. 02-16, ACCOUNTING FOR CONSIDERATION RECEIVED FROM A VENDOR BY A CUSTOMER. EITF No . 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. ETIF No. 02-16 presumes that cash received from a vender represents a reduction of the prices of the vendor's prod ucts or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendors products. The provisions of EITF No. 02-16 wil l apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued FIN No.45 GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 requires that a liability be recorded in the guaran tor's balance sheet upon issurance of a guarantee. In addition, FIN No. 45 requires disclosure about the guarantees that an entity has issued, including a reconcilation of changes in the entity's product warantee liabiliti es. The initial recognition and the initial measurement provisions of Fin No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002., irrespective of the guarantor's fiscal year -end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after Decemmber 23, 2002. The company does not guarantee the indebtedness of others, therefore there will not be any impact on the Company's consolidated financial statements and there was no need for the Company to modify its disclosure herein as required.

     In July 2002, the FASB issued SFAS No. 146 ACCOUNTING FOR COSTS ASSOCIATES WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AND ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SPAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In additi on, onetime termination benefits should be recognized over the period employees will render service. If the service period required is beyond a minimum retention period, SFAS No. 146 is effective for exit or disposal activ ities initiated after December 31, 2002. Management does not expect that the application of the provisions of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

     In January 2002, th e Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-14., INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSE. EITF N o. 01-14 required that reimbursements received for out-of- pocket expenses be classified as revenue on the income statement. This change has no material impact on the Company's historical and present financial statements.


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

     In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addres ses financial accounting and reporting for the impairment of disposal of long-lived assets and discontinued operations. The Company adopted this statement on April 1, 2002 with no material impact on its consolidated financial statements.

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                          AUG 31, 2003 AND AUG 31, 2002

                              RESULTS OF OPERATIONS
                              ---------------------

REVENUES

For the three months ended Aug 31, 2003 revenues increased 12% from the prior year. The revenue increase was due to the fact that many e-Commerce customers were replaced by retailers. The company's primary product consists of holiday giftwrap paper and accessories and management anticipates higher sales in the second year than in the first.

GROSS PROFIT

For the three months ended Aug 31, 2003 gross profit was 18% as compared to 18% for the same period in the previous year. Even though the company had higher sales volume during the quarter there were additional costs associated with the aquisition of new customers. This resulted in higher production costs due to running many more samples for new patterns and designs that the new customers required. In addition the Sars epidemic in Asia had an impact on costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased significantly. for the three months ended Aug 31, 2003 over the same period for the previous year. This was as a result of the Company's expenses involved in marketing the development of new desi gns and patterns for new customers. In addition the efforts of the refinancing took the time and attention of management which resulted in higher indirect expenses.

INTEREST EXPENSE

Interest expense decreased for the 3rd quarter of 2003 as compared to the same period for the previous year. This was as a result of lower interest rates.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At Aug 31, 2003 the company had working capital of $3,221,925. Liquidity is sustained principally through funds provided from operations with unused bank lines of credit available to provide additional sources of capital when required. Subsequent to May 31st Laser Master refinanced its debt with PNC Bank. PNC extended the company a $4 mil mortgage and a $3 mil line of credit which was used to p ay off a Fleet Bank Mortgage of $1.5 mil and a Merrill Lynch line of credit of $3.8 mil. The new PNC mortgage is for 15 years, with the balance of the proceeds used for closing costs and working capital. This has improved the company's liquidity by mov ing about 900k of current debt into a long term mortgage at an interest rate of 2.25% above the Libor rate. The line of credit is at an interest of 1/4% below prime.

               MANAGEMENT'S COMPARATIVE DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                          AUG 31, 2003 AND AUG 31, 2002

                              RESULTS OF OPERATIONS
                              ---------------------

REVENUES

For the nine months ended Aug 31, 2003 revenues increased 24% from the prior year. The revenue increase was due to the fact that many e-Commerce customers were replaced by retailers. The company's primary pro duct consists of holiday giftwrap paper and accessories and management anticipates higher sales in the second year than in the first.

GROSS PROFIT

For the nine months ended Aug 31, 2003 gross profit from manufacturing was 23% as compared to 24% for the same period in the previous year. Even though the company had higher sales volumes during the period there were additional costs associated with the aquisition of new customers. This resulted in higher production costs due to running many more samp les for new patterns and designs that the new customers required. In addition, the Sars epidemic in Asia had an impact on costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased for the nine months ended Aug 31, 2003 over the same period for the previous year. This was as a result of the Company's improved computer hardware and software system which allowed for greater efficiency.

INTEREST EXPENSE

Interest expense increased for the 9 months ended 8/31/03 as compared to the same period for the previous year. This was as a result of the refinancing. Although interest rates declined the increase in overall debt resulted in slightly higher interest expense.

FINANCIAL CONDITION AND LIQUIDITY

The Company is well positioned to meet anticipated future capital requirements necessary for purchase of equipment and financing of current operations. At Au g 31, 2003 the company had working capital of $3,221,925. Liquidity is sustained principally through funds provided from operations with no unused bank lines of credit available to provide additional sources of capital when required. Subsequent to Ma y 31st Laser Master refinanced its debt with PNC Bank. PNC extended the company a $4 mil mortgage and a $3 mil line of credit which was used to pay off a Fleet Bank Mortgage of $1.5 mil and a Merrill Lynch line of credit of $3.8 mil. The new PN C mortgage is for 15 years, with the balance of the proceeds used for closing costs and working capital. This has improved the company's liquidity by moving about 900k of current debt into a long term mortgage at an interest rate of 2.25% above the lib or rate. The line of credit has an interest rate of 1/4% below prime.

                          PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         None

The Registrant or any of its consolidated subsidiaries have not consummated, not hav e they participated in a business combination during any of the periods covered by the report, nor has a business combination occurred during the current fiscal year.

There have been no material retroactive prior period adjustments made during any period included in this report. Accordingly, there have been no material prior period adjustments which had an effect upon net income, total and per share, nor upon the balance of retained earnings.