Form 10KSB
period 2003-11-30
LASER MASTER INTERNATIONAL INC
filed 2004-08-20
CIK 700892

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended November 30, 2003

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT
    OF 1934

                       For the period from     to
                                           ----  ----

                        Commission File Number 2-76262-NY
                         Laser Master International, Inc
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              New York                               11-2564587
  --------------------------------   ---------------------------------------
  (State or other jurisdiction of    (I.R.S. Employer Identification Number)
   incorporation or organization)

       1000 First Street, Harrison, N.J.                            07029
    ----------------------------------------                     ----------
    (Address of principal executive offices)                     (Zip Code)


                                 (973) 482-7200
                ------------------------------------------------
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
        Title of Each Class                         On Which Registered
        -------------------------------------      ---------------------
        Common Stock Par Value $.01 Per Share          Pink Sheets
        Securities registered pursuant to
        Section 12(g) of the Act:

                                      None
                                ---------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X] .

The issuer's revenues for its most recent fiscal year were $18,089,506

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days is $2,616,345.

The number of shares outstanding of the issuer's common stock, par value $0.01, as of the close of the period covered by this report 10,465,380.

                        LASER MASTER INTERNATIONAL, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.
Item 1.      BUSINESS                                                                                          1
             --------
Item 2.      PROPERTIES                                                                                        2
             ----------
Item 3.      LEGAL PROCEEDINGS                                                                                 3
             -----------------
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               3
             ---------------------------------------------------
PART II.

Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                         3
             -------------------------------------------------------------------------
Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             4
             -------------------------------------------------------------------------------------
Item 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                       6
             -------------------------------------------
Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE              7
             ------------------------------------------------------------------------------------
Item 8A.     Controls and Procedures                                                                           7

PART III.

Item 9.      EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT                                                8
             --------------------------------------------------
Item 10.     EXECUTIVE COMPENSATION                                                                            9
             ----------------------
Item 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                    9
             --------------------------------------------------------------
Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                    9
             ----------------------------------------------
PART IV.

Item 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                 10
             ----------------------------------------------------------------
Item 14.     Principal Accountant Fees and Services                                                           10
             SIGNATURES                                                                                       11
             --------------
             CERTIFICATIONS                                                                             Exhibits
             --------------

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General:
Laser Master International Inc. ("Laser Master") was founded in 1981 and prints for the textile and gift wrap paper industry. Laser Master sells its products and services nationwide thru its direct sales force and resellers. In additional Laser Master has wholly owned real estate subsidiary Harrison First Realty Corp. which owns a factory building in Harrison, New Jersey. The building is 240,000 square feet of which 41% is rented to two unaffiliated tenants and 59% is rented to Flexo-Craft Prints Inc. ("Flexo-Craft) Prints Inc. is the printing subsidiary of Laser Master and is engaged in the use of computerized laser system to accomplish printing for industrial and commercial printing and engraving.

The Flexo-Craft Process

The principal operation of Flexo-Craft is to utilize a ZED laser in its process. The ZED laser is a device which emits a coherent wavelength (color). A large degree of control is afforded, and as a consequence, an exceptionally high density of power can be delivered to a well-defined area by focusing the light energy. Using a computer driven system the laser beam makes grooves in the form of designs and patterns on a rubber material. The rubber material is then sealed on a steel or aluminum cylinder which is then placed on a printing press. In the gift-wrap printing process the ink is injected into the grooves using a computer driven process and then the rubber coated cylinder prints on paper in which the designs are automatically created on the paper by the computer software which drives the laser printer. The paper is then cut and packaged into the final product.

Laser Master generally ships products to distributors who then ship to retail stores. We have recently commenced outsourcing the manufacturer of plastic design bags to sell with the gift wrap paper or as a stand alone product. Generally we have had no trouble finding domestic suppliers of paper and ink and when possible management tries to buy paper at bulk discount prices.

For the 2003 fiscal year we had one major customer that constituted over 10% of sales. There are no patents, trademarks or licenses that are applicable to the company's business. We have good relations with our trade union and have 5 years remaining on our labor contract. There is no need for any government approval for principal products or services. There is no impact regarding any existing or probable governmental regulations on the business. The Company has not spent any material or significant time or expenditures on research and development activities in the last 2 years. We have not incurred any material cost to be in compliance with any governmental environmental laws, the past fiscal year.

We do not consider our business to be a seasonal business. However, prior to the Christmas season the Christmas gift wrap business tends to increase. Historically sales are greater in the second half of our fiscal year as customers need more gift wrap paper as the Christmas holiday season approaches.

COMPETITION

Laser Master and it's wholly and subsidiary Flexo-Craft are subject to competition in both laser and commercial printing engraving. There is no assurance that other companies with greater resources will not engage in the same business. There are three companies currently engaged in a business similar to that of Flexo-Craft. In addition, Flexo-Craft competes with many other companies who use conventional methods of processing which do not include the use of a laser.

We sell to approximately 85 customers. We have one customer that accounts for in excess of 10% of our sales, the loss of which would have a material effect upon our business.

We have approximately twenty competitors in the Gift Wrap Business; and three in its Roll Covering Business.

We compete with our competitors principally with respect to the quality of our product and our ability to deliver product on a timely basis to our customers. Generally, price is not the most significant factor with respect to a customer, as the customer is most interested in the timeliness and quality of the product.

We have three sales representatives and maintain a sales staff of 8 individuals who visit our customers of the Company on a national basis.

EMPLOYEES

We currently employ 60 employees, two are executive officers, thirteen are in General & Administrative and forty-five are members of Local 1718 of the United Production Workers. We generally enjoy favorable relations with our union employees, and have not in our history had any strike or work stoppage.

OTHER INFORMATION

We are not dependent on a single customer or a limited number of customers although one customer accounted for in excess of 10% of our revenues in 2003. No material portion of our business is subject to government contracts. Compliance with federal, state or local environmental protection laws have no material affect on our capital expenditures, earnings or competitive position.

                    Backlog of orders

As of:                Dollar amount of backlog     Percentage expected to be
                                                   filled during fiscal year

November 30, 2003            $4,800,000                      100%
November 30, 2002            $4,500,000                      100%

The backlog of orders, is not, affected by the seasonal cycle of the industry. We filled all of our backlog orders during the fiscal year ended November 30, 2003 and anticipate being able to fill all of our current backlog orders during current fiscal year.


Flexo-Craft orders are generally subject to cancelable purchase orders as contracts. The rate of cancellation of orders has been insignificant. Although the stated backlog may be used as a guideline in determining the orders which may be delivered, the backlog is subject to change by reason of several factors, including possible cancellation, and should not be relied upon as being necessarily indicative of our revenues or profits within the indicated period, or otherwise.

ITEM 2. DESCRIPTION OF PROPERTY

Laser Master's wholly owned subsidiary Harrison First Realty Corp. is the owner of the real property, plant and office facility that the Company maintains its executive offices and production facilities. The building owned by Harrison First Realty Corp. is a single story industrial building located at 1000 First

Street, Harrison, New Jersey. The building was refurbished in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires, required by the Company's Flexo-Craft facilities for use in its printing process. The building area is approximately 240,000 square feet, which is 59% utilized by Laser Master and its wholly owned subsidiaries.

Harrison First Realty currently has two tenants who are not affiliated with Laser Master, and have executed leases at 1000 First Street. Additional information about the leases is referred to in Note 1 to the financial statements. The real property is currently encumbered by a mortgage in favor of PNC Bank which is described in Notes 7 and 20 to the financial statements made a part of this report.

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings pending against Laser Master or any of its subsidiaries. We are however involved in litigation from time to time in the ordinary course of our business. In the opinion of management there is no actual or pending litigation that would have a material adverse effect on us. During the year ended November 30, 2003, the Company had a bad debt recovery net of direct expenses of $1,139,739 which was the result of a settlement with Amazon.com. Management believes there were additional indirect expenses of about $280,000. With regards to the original loss and subsequent bad debt recovery the Company did not make a profit. The original bad debt of approximately $1,600,000 was fully reserved in the year ended November 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report. The Company is deficient in holding annual meetings and plans to hold one in the near future.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(1) The quarterly high and low prices of the Company's common stock as traded were as follows:

                               2003                    2002
                          High      Low           High      Low

First Quarter              .18      .12            .18      .12
Second Quarter             .25      .18            .15      .06
Third Quarter              .62      .38            .15      .06
Fourth Quarter             .62      .42            .18      .12



(2) The Company's common shares were traded on the Over the Counter Bulletin Board ("OTCBB") during the period reported above; however the Company's common stock was delisted from the OTCBB in April 2004 and is now listed on the Pink Sheets.

(3) The approximate number of shareholders of record on November 30, 2003 was 425.

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




ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                11/30/03         11/30/02        11/30/01        11/30/00       11/30/99
-----------------------------------------------------------------------------------------------------------
Revenues                        16,886,015      13,267,451      12,617,879      17,098,252     15,947,507
Net Income (Loss)                1,230,288         297,493      (2,695,399)        557,443        776,769
Earnings (Loss) Per Share              .12             .03            (.26)            .05            .07
Cash Dividend Per Share                  0               0               0               0              0
At Year End:
Total Asset                     17,955,413      17,695,008      17,257,544     21,417,342      16,805,437
Long Term Debt                   4,754,087       3,126,492       4,789,944      4,540,886       3,961,868

Net sales for the year ended November 30, 2003 totaled $16,886,015 as compared to $13,267,451 for the year ended November 30, 2002, for an increase of 27%. Management attributes the increase to its decision to diversify its customer base away from internet retailers to national chain store accounts. The Company has been broadening its product line into different types of packaging products and pre-gift wrap products, which have appealed to a broader base of customers. In addition the Company has increased its capacity to produce a broader line of products by outsourcing some manufacturing, while maintaining control over artwork and designing. As the Company has become more proficient at outsourcing business it has expanded its ability to be a supplier of a greater number of diversified packaging products. In addition it has allowed the Company to begin to reduce its costs per item and this should favorable impact future gross profit.

Gross profit percentage for 2003 was 26% compared to 29% for the year before. This decrease was a result of increased outsourcing for the manufacture of new packaging products, which initially increased the Company's cost per unit because of substantial fuel surcharges on freight. However management has obtained volume discounts by buying raw materials in greater quantities to earn lower prices.

Management believes Laser Master's financial condition is good with working capital of $3,851,544 and a current ratio of 1.72. The debt to equity ratio is
1.29 and improved over the prior year when it was 1.64. The current ratio also improved from 1.05 at November 30, 2002 to 1.72 at November 30, 2003. The Company's net profit improved from $297,493 to $1,230,288. Management believes the prospects for the future look promising as the Company is in a unique position in that it is developing good relationships with overseas manufacturers which allow many products to be outsourced but it still retains its own large printing plant to manufacturer its own products. By owning its own large building and its own manufacturing capability it offers customers more flexibility and options than most of its competitors. The cash flow used in operations was (1,095,821) as opposed to the previous year where the cash flow provided by operations was 1,570,832. The main reasons for the negative cash flow from operations was that accounts receivable increased $1.2 mil, inventory increased $868,000 and prepaid expenses and other current assets increased $542,000. These trends should greatly moderate as the Company had a significant growth spurt for 2003 with revenues increasing by 27%. While management does expect sales to be higher this year, the rate of increase should be much lower and the need to increase inventory greatly diminished. In addition, the need to keep deposits with vendors should be slightly reduced. However, if these expected trends do not materialize then it may be necessary to obtain additional bank financing. Should this need arise the Company's primary bank has indicated a willingness to extend additional credit but there are no guarantees or assurances. Management is currently monitoring inventory more closely and is attempting to reduce deposits with vendors. There are no material commitments for capital expenditures in the near future.

REAL ESTATE SEGMENT

Rental income for the years 2003 compared to 2002 decreased 8%. During 2003 the operating loss from the real estate division was approximately $68,100 compared to a profit of approximately $62,000 in 2002. The Company has two unaffiliated tenants with monthly rental income of $23,150.

CORPORATE EXPENSES

Selling expenses for fiscal 2003 were 7% of sales as compared to 6% of sales for the preceding year. The increase was due to the fact the Company had a larger sales force and incurred greater travel and marketing expenses to generate new orders.

General and Administrative Expenses were 15% of sales in the current year as compared to 17% in the prior year. The improvement was due to the upgrading of the computer hardware & software which reduced labor expenses.

Bad debt recovery was as a result of about $1.4 million owed to the Company by Amazon.com that had been written off 2 years ago because of the uncertainty of collection and the inability to estimate what might be collected. The net recovery of $1,140,000 was after direct expenses used in the collection of the funds.

Interest and finance charges paid by the Company during fiscal 2002 increased 19% from the previous year due to the fact that the Company's average debt level increased from the previous year. Included in the interest charges for 2003 is a one time charge of approximately $165,000 from the refinancing of the Company's factory building. The Company does expect some additional borrowings for the upcoming year to finance revenue growth which may mean carrying additional accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES:

The Company finished its 2003 fiscal year with a current ratio of 1.72 compared to 1.08 in the fiscal year 2002. Working capital and cash aggregated approximately $3,851,544 and $650,836 respectively at November 30, 2003 as compared to $414,549 and $1,796,795 respectively at November 30, 2002. The Company believes its financial position at November 30, 2003 will enable it to take advantage of any new opportunities that may arise.

In fiscal 2003 cash flow provided from operations was $(1,095,821) compared to $1,570,832 in 2002. The decrease in accounts payable and the increase in accounts receivable were the main reasons for the decrease in cash from operations. Inventory increased because of an anticipated increase in orders. Accounts payable decrease of $292,362 was because of increased use of new vendors who give shorter payment terms. Net cash provided by investing activities during 2003 was $538,612, which was primarily due to the sale of investments. Management does not anticipate any significant capital expenditures in 2004. Net cash used by financing activities during 2003 was $588,750. This was primarily because of the Company's net reduction in debt.

The Company anticipates that its capital resources provided from its cash flow from operations and anticipated financing will be sufficient to meet its financing requirements for at least the next 12 month period.

Refinancing

In July 2003 the Company refinanced its debt by obtaining a $4 mil mortgage on its factory building and a $3 mil line of credit with PNC Bank. These funds paid off a Fleet Bank mortgage and a line of credit with Merrill Lynch. The mortgage has an interest rate of 2.25% above the monthly LIBOR rate and is self-liquidating over 15 years. It is secured by a mortgage on the building. The line of credit of $3 mil is at an interest rate of 1/4 % below prime.

In February 2004 the Company refinanced its NJ EDA Tax Exempt Bonds totaling $1,630,000 with PNC Bank. PNC advanced $1,500,000 in the form of additional mortgage financing at an interest rate of 1.75% above the LIBOR rate.


Critical Accounting Policies and Estimates

Revenue Recognition - Revenues derived from the sale of printed gift wrap paper and the plastic bags is packaged and revenue is recognized upon delivery and acceptance of the product, the selling price is fixed and determinable, and collectibility of the receivable is probable.

Allowance for Doubtful Accounts - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's credit worthiness, as determined by our review of their current credit information.

Impairment of Long Lived Assets - Our long lived assets consist of primarily of property and equipment. We have assessed the reliability of these assets and determined that there was no asset impairment as of November 30, 2003 for these assets. Any future impairment would not impact cash flow but would result in an additional charge to our statement of operations.

Litigation - We become involved from time to time in various claims and lawsuit incidental to the ordinary costs of our operations, including such matters as contract disputes. We believe that the outcome of any such pending claims or proceedings individually or in the aggregate, will have a material adverse effect on our business or financial condition, cash flows, or results of operations.

Income Tax Valuation Allowance - Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the periods in which the differences are expected to reverse. The Company's net deferred tax asset has been reduced by a full valuation allowance based upon management's determination that the criteria for recognition have not been met.

ITEM 7. FINANCIAL STATEMENTS.

The Company's Consolidated Financial Statements are included on pages F-1 through F-21 of this Annual Report on Form 10-KSB.

The following table presents summarized historical quarterly results of operations for each of the fiscal quarters in the Company's fiscal years ended November 30, 2003 and 2002. These quarterly results are unaudited, but, in the opinion of management, have been prepared on the same basis as the Company's audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The data should be read in conjunction with the Financial Statements and related notes included on pages F-1 through F-20 of this Annual Report on Form 10-KSB.

The Company expects that its revenues and results of operations may fluctuate significantly from quarter to quarter and will depend on a number of factors, many of which are outside the Company's control.

                   HISTORICAL QUARTERLY RESULTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                             FIRST           SECOND           THIRD          FOURTH
YEAR ENDED NOVEMBER 30, 2003                 QUARTER         QUARTER         QUARTER         QUARTER
----------------------------------------     -------         -------         -------         -------
Total revenue                                $ 3,246         $ 3,103         $ 4,439         $ 6,098
Products costs                                 2,621           2,048           3,603           4,200
Gross profit (loss)                              625           1,055             836           1,898
Operating expenses                               407             893             710           1,745
Interest income (expense), minority
  interest and other income                     (138)           (134)           (105)           (192)
Bad Debt Recovery Net                           1140            --              --                 0
                                             -------         -------         -------         -------
Net profit (loss) attributable
  to common stockholders                     $  1220         $    28         $    21         $   (39)
                                             -------         -------         -------         -------
Net profit (loss) per share
  attributable to common stockholders        $   .12         $     0         $     0         $   .04
                                             -------         -------         -------         -------



                                              FIRST          SECOND           THIRD          FOURTH
YEAR ENDED NOVEMBER 30, 2002                 QUARTER         QUARTER         QUARTER         QUARTER
----------------------------------------     -------         -------         -------         -------
Total revenue                                $ 2,528         $ 2,280         $ 3,887         $ 4,572
Products costs                                 2,001           1,544           3,148           2,670
Gross profit (loss)                              527             736             739           1,902
Operating expenses                               699           1,215             499             672
Interest income (expense) and
  other income                                  (106)           (124)           (129)           (163)
Income taxes
                                             -------         -------         -------         -------
Net profit (loss) attributable
  to common stockholders                     $  (278)        $  (603)        $   111         $ 1,067
                                             -------         -------         -------         -------
Net profit (loss) per share
  attributable to common stockholders        $  (.02)        $  (.05)        $   .01         $   .09
                                             -------         -------         -------         -------





ITEM 8. CHANGES IN AN DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES

         NONE

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

Not applicable.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                       Age              Position                            Term

Mendel Klein               72       Chief Executive Officer          1 year or until next annual meeting of shareholders
                                    Chairman of the Board

Abraham Klein              42       President                        1 year or until next annual meeting of shareholders

Leah Klein                 68       Vice President, Secretary,       1 year or until next annual meeting of shareholders
                                    Director

Mirel Spitz                45       Vice - President, Director       1 year or until next annual meeting of shareholders


Mendel Klein and Leah Klein are husband and wife. Abraham Klein is the son of Mendel and Leah Klein. Mirel Spitz is the daughter of Mendel and Leah Klein.

ITEM 10. EXECUTIVE COMPENSATION

Name                  Capacity in which remuneration                          Annual Salary

Mendel Klein          Chief Executive Officer, Chairman of the Board          $ 125,000

Abraham Klein         President                                               $  70,000

Leah Klein            Vice - President, Secretary, Director                         -0-

Mirel Spitz           Vice President, Director, Office Manager                      -0-


Mr. Mendel Klein, receives an annual salary of $125,000 however does not have an employment agreement with the Company. Abraham Klein has an employment contract which entitles him to receive an annual salary of $70,000. Additionally, Mendel Klein and Abraham Klein participate in group life, accident and hospitalization insurance, provided for all key employees, and have the use of Company owned automobiles. No other officer employee has a contract of employment with the Company. The Company is not currently a party to any consulting agreements.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      Security ownership of Certain Beneficial Owners


Title of Class      Name and Address of Beneficial Owner      Number of Shares Owned    Percent of Class

Common Stock             Mendel Klein                                3,625,000                 35%
$0.01 Par Value          c/o 1000 First Street
                         Harrison NJ

Set forth above is certain information concerning all directors and persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on June 15, 2004.

(b) Security Ownership of Management None, other than Mendel Klein, listed above.

(c)      Changes in Control
         The Company knows of no contractual arrangements, which may at a subsequent date result in a change in control of the company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Certain Documents Filed as Part of the Form 10-KSB

      1. Financial Statements

      2. Financial Statement Schedule

The following financial statement schedule of Laser Master International Inc. for the years ended November 30, 2003, and 2002 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Laser Master International Inc.


SCHEDULE                                          PAGES
-----------------------------------------         -----
Independent Auditors' Report on Financial
   Statement Schedule                               S-1

Other schedules not listed have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         3. Exhibits


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: The Company has paid its principal accountant $ 25,000 in audit fees for the audit of the Company's annual financial statements and review of financial statements included in its Form 10-KSB for 2003 and 2002, respectively.

TAX FEES:         The Company has paid its principal accountant $ -0- in fees for tax compliance, tax advice and tax planning for 2003 and 2002, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Laser Master International Inc.


                               ---------------------------------------------
                               Mendel Klein, Chairman of the Board, Chief
                               Executive Officer and Chief Financial Officer

Harrison, New Jersey
August 13, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                               August 13, 2004
-------------------------------------------
Mendel Klein, Chairman of the Board,
Chief Executive Officer and Chief Financial
Officer

-------------------------------------------                    August 13, 2004
Abraham Klein, President, Director



                                                               August 13, 2004
-------------------------------------------
Leah Klein, Director



                                                               August 13, 2004
-------------------------------------------
Muriel Klein, Director

               OFFICERS:

               Mendel Klein, Chief Executive Officer & Chief Financial Officer Abraham Klein, President
               Leah Klein, Vice President & Secretary
               Muriel Spitz, Vice President


               DIRECTORS:

               Mendel Klein, Chairman
               Abraham Klein, Director
               Leah Klein, Director
               Muriel Klein, Director

               AUDITORS:

               Goldstein and Morris, Certified Public Accountants, P.C.

               COUNSEL:

               Baratta & Goldstein

               TRANSFER AGENT:

               American Stock Transfer Company

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ANNUAL REPORT ON FORM 10-KSB

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002



                                TABLE OF CONTENTS



                                                                   Page
                                                                    No.
                                                                   ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F1

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets                                                 F2 - 3
   Statements of Operations                                         F4
   Statements of Changes in Stockholders' Equity                    F5
   Statements of Cash Flows                                         F6
   Notes to Financial Statements                                  F7 - 21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Laser Master International, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheets of Laser Master International, Inc. and Subsidiaries as of November 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Master International, Inc. and Subsidiaries as of November 30, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




New York, New York
June 16, 2004

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2003 AND 2002



                                                          2003           2002
                                                       -----------   -----------
ASSETS
Current assets
   Cash                                                $   650,836   $ 1,796,795
   Escrow account                                          248,745       244,896
  Short-term investments                                    19,440       603,994
   Accounts receivable, net of allowance for
      doubtful accounts of $57,904 and $1,979,188        3,715,228     2,483,038
   Inventories                                           3,977,482     3,108,818
   Prepaid expenses and other current assets               585,920        43,797
                                                       -----------   -----------

          Total current assets                           9,197,651     8,281,338
                                                       -----------   -----------

Property, plant and equipment
   Factory building and improvements                     5,739,757     5,739,757
   Land                                                    215,000       215,000
   Machinery and equipment                               9,843,111     9,825,891
   Engraving inventory                                     878,454       878,454
   Installation cost                                       953,524       953,524
   Furniture & fixtures                                    365,745       357,910
                                                       -----------   -----------

          Total                                         17,995,591    17,970,536

   Less: Accumulated depreciation                        9,373,984     8,680,923
                                                       -----------   -----------

     Net property, plant, and equipment                  8,621,607     9,289,613
                                                       -----------   -----------

Other assets                                               136,155       124,057
                                                       -----------   -----------

                                                       $17,955,413   $17,695,008
                                                       ===========   ===========




        See accompanying notes to the consolidated financial statements.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                           NOVEMBER 30, 2003 AND 2002


                                                                    2003           2002
                                                               ------------    ------------
LIABILITES
Current liabilities
  Accounts payable and accrued expenses                        $  1,664,584    $  1,968,921
  Note payable                                                    2,825,000       3,739,718
  Current portion of long-term debt                                 856,523       2,158,150
                                                               ------------    ------------

          Total current liabilities                               5,346,107       7,866,789


Long-term debt, net of current portion                            4,754,087       3,126,492
                                                               ------------    ------------

          Total liabilities                                      10,100,194      10,993,281
                                                               ------------    ------------

COMMITMENTS & CONTINGENCIES
   Notes 5 and 6


STOCKHOLDERS' EQUITY
   Common stock - authorized 50,000,000 shares
      $.01 par value; 10,465,380 - 2003,
      and 2002; shares issued and outstanding                       104,654         104,654
   Additional paid-in capital                                     5,296,388       5,296,388
   Accumulated other comprehensive income                            19,440          96,236
   Common stock in treasury, at cost - 125,000 shares - 2003
      and 2002                                                     (130,000)       (130,000)
   Retained earnings                                              2,564,737       1,334,449
                                                               ------------    ------------

          Total stockholders' equity                              7,855,219       6,701,727
                                                               ------------    ------------

                                                               $ 17,955,413    $ 17,695,008
                                                               ============    ============




        See accompanying notes to the consolidated financial statements.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                      YEARS ENDED NOVEMBER 30, 2003 & 2002


Revenues                                            2003            2002
                                                ------------    ------------
   Product revenues                             $ 16,544,118    $ 12,887,543
   Rental income                                     341,897         379,908
                                                ------------    ------------

          Total revenues                          16,886,015      13,267,451
                                                ------------    ------------
Cost of revenues
   Cost of product revenues                       12,061,571       9,046,501
   Cost of rental income                             409,997         317,941
                                                ------------    ------------

                                                  12,471,568       9,363,442
                                                ------------    ------------

          Gross profit                             4,414,447       3,904.009
                                                ------------    ------------
Operating expenses
   Selling expenses                                1,238,151         814,671
   General and administrative expenses             2,517,053       2,270,216
   Bad debt recovery, net of related expenses     (1,139,739)           --
                                                ------------    ------------

          Total operating expenses                 2,615,465       3,084,887
                                                ------------    ------------

Operating income                                   1,798,982         819,122

Interest expense                                    (650,503)       (544,678)

Investment and other income                           81,809          22,999
                                                ------------    ------------
Income before income taxes                         1,230,288         297,493

Income tax expense                                      --              --
                                                ------------    ------------

   Net income                                   $  1,230,288    $    297,493
                                                ============    ============
Earnings per common share:
     Basic and diluted earnings per share       $        .12    $        .03
                                                ============    ============

Average shares outstanding                        10,465,380      10,468,051
                                                ============    ============


         See accompanying notes to the consolidated financial statement

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                           Common        Additional                    Other
                            Common         Stock         Paid-In       Retained     Comprehensive    Treasury
                            Shares         Amount        Capital        Earning     Income (Loss)      Stock          Total
                         -----------    -----------    -----------    -----------    -----------    -----------    -----------
December 1, 2001          10,490,380    $   104,904    $ 5,309,163    $ 1,048,931    $   255,556    $  (155,000)   $ 6,533,554
Comprehensive income
   Net income                297,493        297,493
   Unrealized gains
on securities,
   net of tax                                                                           (129,320)                     (129,320)

Retirement of
treasury  stock              (25,000)          (250)       (12,775)       (11,975)          --           25,000           --
                         -----------    -----------    -----------    -----------    -----------    -----------    -----------
November 30, 2002         10,465,380        104,654      5,296,388      1,334,449         96,236       (130,000)     6,701,727

Comprehensive income
   Net Income                                                           1,230,288                                    1,230,288
   Unrealized gain on
securities,
  net of tax benefit            --             --             --             --          (76,796)          --          (76,796)
                         -----------    -----------    -----------    -----------    -----------    -----------    -----------

November 30, 2003         10,465,380    $   104,654    $ 5,296,388    $ 2,564,737    $    19,440    $  (130,000)   $ 7,855,219
                         ===========    ===========    ===========    ===========    ===========    ===========    ===========

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                                   2003              2002
                                                               -----------       -----------
Cash flows from operating activities:
Net income                                                     $ 1,230,288       $   297,493
   Adjustments to reconcile to net cash
     provided by operating activities:
       Provision for doubtful accounts                                --              54,267
       Depreciation                                                693,061           695,288
       Amortization                                                  4,940            32,146
       Unrealized gain (loss)                                      (76,796)         (129,320)
   Increase (decrease) in cash flows from operating
     activities resulting from
     changes in:
       Accounts receivable                                      (1,232,190)          860,306
       Inventories                                                (868,664)       (1,038,554)
       Prepaid expenses and other current assets                  (542,123)           67,393
       Accounts payable                                           (304,337)          742,392
       Accrued expenses and taxes payable                             --             (10,579)
                                                               -----------       -----------


          Net cash provided by (used in) operations             (1,095,821)        1,570,832
                                                               -----------       -----------

Cash flows from investing activities:
   Surrender value of life insurance                               (17,038)           11,499
   Net sale of short term investments                              584,554            38,737
   Purchase of property, plant and equipment                       (25,055)          (31,166)
   Escrow account                                                   (3,849)          103,511
                                                               -----------       -----------


          Net cash provided by investing activities                538,612           122,581
                                                               -----------       -----------

Cash flows from financing activities:
   Notes payable                                                  (914,718)          (94,253)
   Proceeds from long-term debt                                  2,484,118           520,000
   Repayments of long-term debt                                 (2,158,150)         (888,279)
                                                               -----------       -----------


          Net cash used in financing activities                   (588,750)         (462,532)
                                                               -----------       -----------

Net increase (decrease) in cash                                 (1,145,959)        1,230,881

Cash, beginning of year                                          1,796,795           565,914
                                                               -----------       -----------

Cash, end of year                                              $   650,836       $ 1,796,795
                                                               ===========       ===========



        See accompanying notes to the consolidated financial statements.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The Company was founded in 1981 and prints for the textile and the gift wrap paper industries. The Company sells its products throughout the United States through its direct sales force and resellers. In addition the Company has a real estate division that rents space in the factory building owned by the Company.

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

         The minimum rental income from unaffiliated noncancelable leases are as follows:

                           AT NOVEMBER 30,
                                 2004                    $ 250,344
                                 2005                       41,724



Rental income for the years ended November 30, 2003 and 2002 was approximately $278,000, and $380,000, respectively.

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

REVENUE RECOGNITION
The Company derives revenue primarily from the sales of its gift-wrap products. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market.

DEPRECIATION AND AMORTIZATION
Depreciation of property plant and equipment is calculated on the straight-line method based on estimated useful lives of 31-1/2 years for buildings and improvements and 10 to 40 years for machinery, equipment and furniture. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

Deferred charges consists principally of costs that were incurred upon the various financings of the Company's factory building in Harrison, New Jersey and their eight color printing press. The costs are being amortized over the length of their respective loans using the straight-line method.

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

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

USE OF ESTIMATES
The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK
Cash and Concentrations of Credit Risk: The Company's cash balances, including restricted cash, which are maintained in various banks are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at time, may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company extends unsecured credit to its customers in the ordinary course but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on Management's assessment of the credit history with the customer and current relationships with them. The allowance for doubtful accounts was $57,904 and $1,979,188 at November 30, 2003 and 2002, respectively. During the year ended November 30, 2003, the Company settled its claim against Amazon.com and received approximately $1,450,000 (included in operating expenses as bad debt recovery) before associated costs.

One customer of the Company's Flexo-Craft Prints, Inc. subsidiary accounted for 16% of consolidated product revenues for the year ended November 30, 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and loans payable approximate fair value due to the short-term nature of these items. It is not practical to estimate the fair value of long-term debt because quoted market prices do not exist and estimates could not be made through other means.

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

LONG-LIVED ASSETS

The Company follows SFAS No. 144, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets, Assets To Be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverablility, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of assets are less than their carrying values, an impairment loss is recognized. Such losses are measured by the excess of the carrying amount over the fair value. No write-downs have been required for the years ended November 31, 2003 and 2002.

SHIPPING AND HANDLING  FEES AND COSTS

All amounts billed to a customer in a sales transactions related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are included in selling expenses. This expense was $246,998 and $152,623 for year ended December 31, 2003 and 2002, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years consolidated financial statements to conform to current presentation.

RECENT PRONOUNCEMENTS

In April 2004, the Financial Accounting Standards Board's (FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, "Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share". EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

RECENT PRONOUNCEMENTS (CONTINUED)

participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our financial position or results of operations.


In December 2003, The FASB issued FASB Interpretation ("FIN") No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46R is effective immediately for all new variable interest entities created or acquired. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.


In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity. SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuers equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter of 2003,such adoption did not have a material effect on the Company's financial position and results of operations.

In May 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 145"). SFAS 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions, As a result of the rescission of SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from debt extinguishments. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for the Company's 2003 fiscal year. The adoption of SFAS 145 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

RECENT PRONOUNCEMENTS (CONTINUED)

and Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve any entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following:
(1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract,
(2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employee. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. The implementation of SFAS 146 did not have an impact on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees including loan guarantees such as standby letter of credit.It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.


NOTE 3 - INVENTORIES

Inventories as of November 30, 2003 and 2002 are summarized as follows:

                                  2003            2002
                              ----------       ----------
Raw Materials                 $  799,692       $  776,301
Work-in-process                  629,605        1,145,232
Finished goods                 2,548,185        1,187,285
                              ----------       ----------

TOTAL                         $3,977,482       $3,108,818
                              ==========       ==========

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4 - INCOME TAXES

At November 30, 2003, the Company had net operating loss ("NOL") carryforwards of approximately $1,400,000 which expire in various years through 2023, available to offset future taxable income. For the years ended November 30, 2003 and 2002, income taxes of approximately $492,000 and $119,000, respectively, were offset by net operating loss carryforwards.

The components of the deferred tax assets and liabilities at November 30, 2003 and 2002 are summarized as follows:

                                               2003          2002
                                             ---------    ---------
     Deferred tax assets:

        Net operating loss carryforwards     $ 560,000    $ 106,000
        Allowance for doubtful accounts         23,000      660,000
                                             ---------    ---------

        Total deferred tax assets              583,000      766,000

     Deferred tax liabilities:
        Depreciation                           332,000      290,000
                                             ---------    ---------

                                               251,000      476,000

        Less: valuation allowance             (251,000)    (476,000)
                                             ---------    ---------

     Net deferred tax assets (liabilities)   $    --      $    --
                                             =========    =========



NOTE 5 - EMPLOYMENT CONTRACTS

The Company currently does not have an employment agreement with the company's Chairman of the Board, CEO., Mr. Mendel Klein's annual salary is $125,000.

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

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5 - EMPLOYMENT CONTRACTS (CONTINUED)

The Company also entered into employment contracts for the services of two key employees for a period of five years from May 1996, for an annual salary of $70,000 each. In July 1998 the two key employees received options to purchase 200,000 shares each year for two years and 175,000 shares in the third year at fair market value per share. The total number of options for each employee is 575,000. There are currently no employment contracts in effect with these individuals. However, they continue to receive approximately the same annual compensation.


NOTE 6 - CONTINGENT LIABILITIES

The Company is contingently liable to Fleet Bank for letters of credit in the approximate amount of $ 414,000 issued in conjunction with the New Jersey Tax Exempt Bonds which financed the company's factory building and eight color press. Fleet Bank has a first lien on the assets of Harrison Realty and second and third liens on Flexo-Craft. During 2003 the Company refinanced its line of credit and second mortgage and was in violation of certain loan covenants for the year ended November 30, 2003. However, a waiver from the bank has been received.


NOTE 7 - NOTE PAYABLE

On June 27, 2003, the Company refinanced its note payable with a new lender and currently has a $3,000,000 line of credit, of which $2,825,000 has been drawn as of November 30, 2003. The note is secured by the Company's assets. Interest is computed at 1/4% below the lenders' prime rate. Prior to its retirement on June 27, 2003, the Company had a $3,800,000 line of credit. Interest was computed at 3% above LIBOR.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - LONG TERM DEBT

Long term debt as of November 30, 2003 and 2002 is as follows:
                                                                                            2003               2002
                                                                                         ----------         ----------
NJ EDA Tax Exempt Bond - Interest at 72% of LIBOR rate (1.7% average rate) -
requires annual principal payment of $400,000 or $405,000 on August 1, through
maturity on August 1, 2004 collateralized by an 8 color printing press                   $  405,000         $  805,000

NJ EDA Tax Exempt Bond - Interest at 72% of LIBOR rate (1.7% average rate) -
annual principal payment of $110,000 or $115,000 through maturity on August 1,
2014 - secured by a first mortgage on the factory building                                1,225,000          1,335,000

Mortgage Payable - Refinanced on June 27, 2003, requires monthly principal payments of $22,222 plus interest at 2.25% above the monthly LIBOR rate and is self-liquidating over15 years. Secured by a 2nd mortgage on the factory bldg
The prior mortgage required monthly payment of principal and interest at 9.18%            3,888,889          1,523,776

Mortgage Payable - Requires monthly interest payments at 10%, $1,000,000 matures on April 1, 2003 and $400,000 on September 1, 2003 - secured by a third mortgage
on the factory building                                                                        --            1,400,000

Capital lease obligations (See Note 9)                                                       91,721            220,866
                                                                                         ----------         ----------
     Total                                                                                5,610,610          5,284,642
     Less: current portion                                                                  856,523          2,158,150
                                                                                         ----------         ----------

                                                                                         $4,754,087         $3,126,492
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

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - LONG TERM DEBT (CONTINUED)

Debt principal maturities for subsequent years are approximately as follows:

                    Year Ending
                    November 30,
                        2004                                        857,000
                        2005                                        394,000
                        2006                                        377,000
                        2007                                        377,000
                        2008                                        377,000
                         Thereafter                               3,229,000
                                                                 ----------
                                                                 $5,611,000
                                                                 ==========

In February 2004, the Company refinanced its NJ EDA Tax Exempt Bonds totaling $1,630,000 with the lender that refinanced its second mortgage and line of credit during the year ended November 30, 2003. The lender advanced $1,500,000 in the form of additional mortgage financing. $1,225,000 of the self-liquidating loan requires monthly principal payments of $9,800 plus interest of 1.75% above LIBOR through July 27, 2014, the maturity date. The second self-liquidating note of $275,000 requires monthly principal payments of $55,000 plus interest of 1.75% above LIBOR through July 27, 2004, the maturity date.


NOTE 9 - CAPITAL LEASE OBLIGATIONS

The Company has entered into several leases for equipment. The leases are classified as capital leases. Accordingly, assets have been capitalized and have the following book value at November 30, 2003 and 2002:


                                            2003               2002
                                          ----------        ----------
         Machinery & equipment            $1,184,440        $1,184,440

         Less: accumulated depreciation      502,743           384,299
                                          ----------        ----------

                                          $  681,697        $  800,141
                                          ==========        ==========

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9 - CAPITAL LEASE OBLIGATIONS (CONTINUED)

Obligations under capital leases as of November 30, 2003 and 2002 are summarized below:

                                        2003            2002
                                      --------        --------
         Machinery & equipment          91,721         220,866

         Less: current portion          74,856         129,145
                                      --------        --------
                                      $ 16,865        $ 91,721
                                      ========        ========


As of November 30, 2003 future minimum payments required under capital leases for subsequent years are as follows:

                    YEARS ENDING NOVEMBER 30:

                                   2004                              $80,951
                                   2005                               17,346
                                   2006
                                                                         --

                    Total minimum lease payments                      98,297

                    Less: amount representing interest                 6,576
                                                                     -------

                    Present value of lease obligations              $ 91,721
                                                                    ========

Total depreciation expense for assets under capital leases was approximately $118,000, for the each year ended November 30, 2003 and 2002.


NOTE 10 - LEASING ARRANGEMENTS

The Company and its subsidiaries lease equipment under various non-cancelable operating leases. Total expense for operating leases was $12,646 and $73,473 for the years ended November 30, 2003 and 2002, respectively.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10 - LEASING ARRANGEMENTS (CONTINUED)

Future minimum payments under these lease obligations for subsequent years are approximately as follows:

                          Year Ending
                          November 30,                 Amount
                          ------------                -------
                              2004                    $12,646
                              2005                      9,165
                                                      -------
                                                      $21,811
                                                      =======

NOTE 11 - SHORT-TERM INVESTMENTS

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


NOTE 12 - SUPPLEMENTAL STATEMENTS OF CASH FLOW INFORMATION

                                                          2003          2002
                                                       ----------    ----------
   Supplemental disclosure of cash flow information:
      Cash paid during year for
          Interest                                     $  650,503    $  486,176
                                                       ==========    ==========

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13 - INDUSTRY SEGMENT INFORMATION

The Company operates primarily in the printing industry and leases a portion of the real estate it owns.

Following is a summary of segment information for they year ended November 30, 2003 and 2002:

                                                  2003            2002
                                              ------------    ------------
Revenues from unaffiliated customers:
   Printing                                   $ 17,747,609    $ 12,887,543
   Real estate                                     341,897         379,908
                                              ------------    ------------

          Total                               $ 18,089,506    $ 13,267,451
                                              ============    ============
Operating income (loss)
   Printing                                   $  1,867,082    $    570,830
   Real estate                                     (68,100)        248,292
                                              ------------    ------------

          Total                               $  1,798,982    $    819,122
                                              ============    ============
Identifiable property, plant and equipment:
   Printing                                   $ 12,040,834    $ 12,013,479
   Real estate                                   5,954,757       5,957,057
                                              ------------    ------------

          Total                               $ 17,995,591    $ 17,970,536
                                              ============    ============
Capital expenditures:
   Printing                                   $     25,055    $     31,166
   Real estate
                                              ------------    ------------

          Total                               $     25,055    $     31,166
                                              ============    ============
Depreciation
   Printing                                   $    511,677    $    513,904
   Real estate                                     181,384         181,384
                                              ------------    ------------

          Total                               $    693,061    $    695,288
                                              ============    ============

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14 - STOCK OPTIONS

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

A summary of option transactions, including those options granted pursuant to the terms of certain employment and other agreements, is as follows:


                                                                Weighted Average
                                    Shares under options         Exercise Price
                                   2003               2002       (2003 and 2002)
                                ----------        -----------    ---------------

Outstanding, beginning of year   3,100,000          3,100,000          $.31
Granted                               --                 --             --
Exercised                             --                 --             --
Expired                         (3,100,000)              --             --
                                ----------         ----------          ----

Outstanding, end of year              --            3,100,000          $.31
                                ==========         ==========          ====




NOTE 15 - EARNINGS  PER SHARE INFOMRATION

The calculation of basic and diluted earnings per share for the years ended November 30, 2003 and 2002 is as follows:
                                                      2003           2002
                                                   -----------   -----------

Net income available to commons share owners       $ 1,230,288   $   297,493
                                                   ===========   ===========

Average shares outstanding (a)                      10,465,380    10,468,051
Dilutive securities
   Stock options (b)                                      --            --
                                                   -----------   -----------

Average shares outstanding assuming dilution (c)    10,465,380    10,468,051
                                                   ===========   ===========

(a) Used to compute basic earnings per share.

(b) Excluded because exercise price exceeds market value at year ended November 30, 2002 and expired prior to November 30, 2003

(c) Used to compute diluted earnings per share.

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 16 - EMPLOYEE BENEFIT PLANS

In January 1999, the Company adopted a non-qualified deferred compensation plan for key employees which is payable upon the employee's retirement or death. The plan is funded through the purchase of corporate owned life insurance policies in amounts necessary to meet the obligations under the plan. Benefits will be funded by the surrender value of these policies less premiums paid.

In April, 2000, the Company established a 401(k) salary deferred benefit plan covering all employees who have met certain requirements. The plan provides for discretionary employer matching contributions in a percentage determined by the Company on an annual basis. The Company did not match employee contributions for the years ended November 30, 2003 and 2002, respectively.


NOTE 17 - STOCK REPURCHASE PROGRAM

In December 1999, the Company announced a $500,000 common stock buy back program for use in connection with employee stock options plans and other corporate purposes. In addition, the Board of Directors authorized the purchase of 400,000 shares of the Company's common stock for use in connection with various corporate purposes. As of November 30, 2003, 275,000 shares have been retired and 125,000 shares remain in treasury.


NOTE 18 - LITIGATION

The Company is involved in other legal proceedings and is subject to various claims that arise in the normal course of business. The Company's management does not expect that the results in any of these proceedings or claims will have a material adverse effect on its consolidated financial position or results of operation.