Form 10KSB/A
period 2003-11-30
LASER MASTER INTERNATIONAL INC
filed 2004-08-20
CIK 700892

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

ITEM 2. DESCRIPTION OF PROPERTY

Laser Master's wholly owned subsidiary Harrison First Realty Corp. is the owner of the real property, plant and office facility that the Company maintains its executive offices and production facilities. The building owned by Harrison First Realty Corp. is a single story industrial building located at 1000 First

Street, Harrison, New Jersey. The building was refurbished in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires, required by the Company's Flexo-Craft facilities for use in its printing process. The building area is approximately 240,000 square feet, which is 51% utilized by Laser Master and its wholly owned subsidiaries.

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


                               Laser Master International Inc.

                                /s/ Mendel Klein
                               ---------------------------------------------
                               Mendel Klein, Chairman of the Board, Chief
                               Executive Officer and Chief Financial Officer

Harrison, New Jersey
August 13, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/ Mendel Klein                                               August 13, 2004
-------------------------------------------
Mendel Klein, Chairman of the Board,
Chief Executive Officer and Chief Financial
Officer

/s/ Abraham Klein
-------------------------------------------                    August 13, 2004
Abraham Klein, President, Director



/s/ Leah Klein                                                 August 13, 2004
-------------------------------------------
Leah Klein, Director



/s/ Murial Klein                                               August 13, 2004
-------------------------------------------
Muriel Klein, Director

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


/s/ Goldstein and Morris Certified Public Accountants

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

                LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                      YEARS ENDED NOVEMBER 30, 2003 & 2002


Revenues                                            2003            2002
                                                ------------    ------------
   Product revenues                             $ 16,544,118    $ 12,887,543
   Rental income                                     341,897         379,908
                                                ------------    ------------

          Total revenues                          16,886,015      13,267,451
                                                ------------    ------------
Cost of revenues
   Cost of product revenues                       12,061,571       9,046,101
   Cost of rental income                             409,997         317,341
                                                ------------    ------------

                                                  12,471,568       9,363,442
                                                ------------    ------------

          Gross profit                             4,414,447       3,904.009
                                                ------------    ------------
Operating expenses
   Selling expenses                                1,238,151         814,671
   General and administrative expenses             2,517,053       2,270,216
   Bad debt recovery, net of related expenses     (1,139,739)           --
                                                ------------    ------------

          Total operating expenses                 2,615,465       3,084,887
                                                ------------    ------------

Operating income                                   1,798,982         819,122

Interest expense                                    (650,503)       (544,628)

Investment and other income                           81,809          22,999
                                                ------------    ------------
Income before income taxes                         1,230,288         297,493

Income tax expense                                      --              --
                                                ------------    ------------

   Net income                                   $  1,230,288    $    297,493
                                                ============    ============
Earnings per common share:
     Basic and diluted earnings per share       $        .12    $        .03
                                                ============    ============

Average shares outstanding                        10,465,380      10,468,051
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