Form 10QSB
period 2004-02-29
LASER MASTER INTERNATIONAL INC
filed 2005-02-11
CIK 700892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission File Number 2-76262-NY

LASER MASTER INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

New York	11-2564587
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 First Street, Harrison, NJ	07029
(Address of principal executive offices)	(Zip Code)

(973) 482-7200

(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |_| NO |X|

As of February 2, 2005, the Registrant had outstanding 10,465,380 shares of common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	FEBRUARY 29, 2004	NOVEMBER 30, 2003
ASSETS	(unaudited)
Current Assets:
Cash	$ 406,557	$ 650,836
Accounts receivable, net of allowance for doubtful
accounts of $57,904 as of February 29, 2004 and as of November 30, 2003	2,623,787	3,715,228
Investments	-	19,440
Due from officer	400,000	400,000
Inventories	5,426,136	3,977,482
Escrow with EDA	378,822	248,745
Prepaid expenses and other current assets	289,287	185,920
Total Current Assets	9,524,589	9,197,651
Property and equipment – net	8,489,280	8,621,607
Other Assets:
Other assets	192,314	136,155
TOTAL ASSETS	$18,206,183	$17,955,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$ 3,000,000	$ 2,825,000
Current portion of long term debt	781,664	856,523
Accounts payable and accrued expenses	1,881,698	1,664,584
Total Current Liabilities	5,663,362	5,346,107
Long Term Liabilities:
Long-term debt – net of current portion	4,670,558	4,754,087
TOTAL LIABILITIES	10,333,920	10,100,194
Commitments
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares
authorized; 10,465,380 shares issued and outstanding	104,654	104,654
Additional paid-in capital	5,296,388	5,296,388
Accumulated comprehensive income	-	19,440
Retained earnings	2,601,221	2,564,737
	8,002,263	7,985,219
Less: Treasury stock, at cost – 125,000 shares	(130,000)	(130,000)
TOTAL STOCKHOLDERS' EQUITY	7,872,263	7,855,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,206,183	$17,955,413

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	February 29, 2004 (unaudited)	February 28, 2003 (unaudited)
Revenues, net	$3,414,449	$3,228,421
Cost of Revenues	2,457,520	2,616,695
Gross Profit	956,929	611,726
Operating Expenses:
Selling expenses	193,731	124,077
General and administrative expenses - schedule 3	732,104	283,084
Total Expenses	925,835	407,161
Income from Operations	31,094	204,565
Interest expense	(65,489)	(143,774)
Legal settlement – net	- 0 -	765,000
Interest and capital gains	601	5,066
Net rental activity	71,277	13,879
Net Income before provision for income taxes	37,483	844,736
Provision for income taxes	1,000	-
NET INCOME	$ 36,483	$ 844,736

Earnings per common share	$.003	$.08
Common shares used in computing per share amounts	10,465,380	10,465,380

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	February 29,	February 28,
	2004	2003
	(unaudited)	(unaudited)
Operating Activities:
Net income	36,483	844,736
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	172,800	173,822
Unrealized gain	-	(2,627)
(Increase) decrease in assets:
Accounts receivable	1,091,441	(1,342,916)
Inventories	(1,448,654)	(307,618)
Prepaid expenses and other current assets	(103,367)	(313,160)
Other assets	(56,159)	(27,030)
Escrow	(130,077)	(127,698)
Short-term investments	19,440	(10,921)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	217,115	(691,421)
Net Cash Used in Operating Activities	(200,978)	(1,804,833)
Investing Activities:
Acquisition of property and equipment	(40,473)	(71,403)
Reduction in accumulated comprehensive income	(19,440)	-
Net Cash Used in Investing Activities	(59,913)	(71,403)
Financing Activities:
Increase in long-term debt	175,000	192,713
Repayment of debt	(158,388)	(29,692)
Net Cash Provided by Financing Activities	16,612	163,021
NET DECREASE IN CASH	(244,279)	(1,713,215)

CASH– BEGINNING OF PERIOD	650,836	1,796,795
CASH–END OF PERIOD	406,557	83,580

Supplemental Disclosure of Cash Flow Information:

Cash Paid For:

Interest                                                                                                                $65,489                   $134,683

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 MANAGEMENT REPRESENTATIONS

The consolidated financial statements include the accounts of Laser Master International, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at February 29, 2004 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2003 and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-K.

The results reflected in the interim periods are not necessarily indicative of the results of the entire fiscal year to end on November 30, 2004.

Certain prior year accounts have been re-classed to conform to current year presentation.

Name and brief description of the companies are summarized as follows:

a)     Flexo-Crafts Prints Inc.

This company is engaged in the business of commercial printing and engraving, utilizing a laser technique.  The Company principally produces an extensive line of patterns and designs, which are sold to industrial customers engaged in the manufacture of various end products.

b)    Harrison First Realty Corp.

This company owns and operates a 247,000 sq. ft. factory building in Harrison, New Jersey.  There are two unaffiliated tenants currently occupying 41% of the space.  The net rental activity shown in the statement of operations represents the activity of Harrison Realty.

c)     Passport Papers Inc. & East River Arts Inc.

These companies are Sales Corporations, which sell products printed by Flexo-Craft Prints Inc.  They each sell under their own labels and in their respective markets.

NOTE 2 RECENTLY ADOPTED ACCOUNTING STANDARDS

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104"). Under SAB 104, revenues from merchandise sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company’s price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.  The Company reports its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and discounts.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3– INVENTORIES

Inventories consist of the following:

	February 29, 2004	November 30, 2003
Raw materials	$ 899,781	$ 799,692
Work-in-progress	698,473	629,605
Finished goods	3,827,882	2,548,185
	$5,426,136	$3,977,482

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	February 29, 2004	November 30, 2003
Land	$ 215,000	$ 215,000
Building and improvements	5,758,635	5,739,757
Machinery and equipment	11,696,684	11,675,089
Computer equipment, furniture and fixtures	365,745	365,745
	18,036,064	17,995,591
Less: accumulated depreciation	9,546,784	9,373,984
	$ 8,489,280	$ 8,621,607

NOTE 5 – NOTE PAYABLE

The Company has a line of credit with its bank for borrowings limited to 80% of eligible accounts receivable and 50% of eligible inventory with a current maximum borrowings of $3,000,000. Interest is payable at a rate of ¼% below the prime rate (3.75% as of February 29,2004).  The line of credit is secured by the Company’s assets. The Company shall maintain specified covenants pertaining to tangible net worth and ratio of funds from operations to cash uses. At February 29, 2004 and November 30, 2003 the outstanding balance of the line of credit was $3,000,000 and $2,825,000, respectively.

NOTE 6– LONG-TERM DEBT

Long-term debt is comprised of the following:

a)        A NJ EDA Exempt Bond for $405,000, due August 1, 2004.  The loan requires annual principal payments of $405,000 on August 1, through maturity.  Interest is calculated at 72% of the LIBOR rate (1.7% average LIBOR rate) and is collateralized by an eight-color printing press.

b)        A NJ EDA Exempt Bond for $1,225,000, due August 1, 2014.  The loan requires annual principal payments of $110,000 on August 1, through maturity. Interest is calculated at 72% of the LIBOR rate (1.7% average LIBOR rate) and is collateralized by a first mortgage on the factory building.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6– LONG-TERM DEBT (CONTINUED)

c) A mortgage with its bank in the amount of $4,000,000, due June 27, 2018.  The loan requires monthly payments of $22,222 plus interest at 2.25% above the monthly LIBOR rate (3.35% as of February 29, 2004).  At February 29, 2004 and November 30, 2003, the outstanding balance was $3,822,222 and $3,888,889, respectively.

Minimum annual payments on long-term debt are as follows:

Year ending November 30,

2004 (9 months)	$ 714,998
2005	376,664
2006	376,664
2007	376,664
2008	376,664
Thereafter	3,230,568
Total	$5,452,222
Less: current portion	781,664
$4,670,958

In March 2004, the Company refinanced its NJ EDA Tax Exempt Bonds totaling $1,630,000 with the lender that refinanced its second mortgage and line of credit during the year ended November 30, 2003.  The lender advanced $1,500,000 in the form of additional mortgage financing.  $1,225,000 is a self-liquidating loan requiring monthly principal payments of $9,800 plus interest of 1.75% above LIBOR through July 27, 2014, the maturity date.  The second is a self-liquidating note of $275,000 requiring monthly principal payments of $55,000, plus interest of 1.75% above LIBOR through July 27, 2004, the maturity date.

NOTE 7– INCOME TAXES

As of February 29, 2004 and November 30, 2003, the Company had federal net operating loss carryforwards, available to offset future federal taxable income, of approximately $1,400,000, which expire in various years through 2023.

As of February 29, 2004 and November 30, 2003, the Company had New Jersey net operating loss carryforwards available to offset future New Jersey taxable income. The State of New Jersey enacted legislation suspending the use of New Jersey net operating loss carryforwards for the fiscal years ending November 30, 2004 and 2003. The Company may offset up to 50% of its New Jersey taxable income for fiscal year-end November 30, 2005 by its available New Jersey net operating loss carryforward.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8– EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

The calculation of basic and diluted earnings per share for the periods ended February 29, 2004 and February 28, 2003 is as follows:

	2004	2003
Net income available to common shares owners	$36,483	$844,736
Average shares outstanding	10,465,380	10,465,380
Dilutive securities	- 0 -	- 0 -
Stock options	- 0 -	- 0 -
Average shares outstanding assuming dilution	10,465,380	10,465,380

Net earnings per share	003.08

NOTE 9– COMMITMENTS

The Company is obligated under a real property lease agreement for additional warehouse space expiring December 2004.  Minimum annual rental for 2004 is $89,250.

NOTE 10– RELATED PARTY TRANSACTIONS

The Company sells its products to an entity owned by an officer of the Company.  Total sales to this company amounted to $208,784 and $185,127 for the three (3) months ended February 29, 2004 and February 28, 2003, respectively. This entity owed the Company $267,240 as of February 29, 2004 and $244,536 as of November 30, 2003.

The Company has an outstanding receivable from an officer of $400,000 as of February 28, 2004 and November 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this report that are not historical are forward-looking statements, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs, and availability and anticipated expense levels. All forward-looking statements included in this report are based on information available to us on this date, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this report.

Overview

Historically our principal business has been printing for the textile and gift wrap paper industry using a computerized printing system. We have recently begun to experience significant price competition from low-cost printing operations in other countries, particularly China. In response to this competitive pressure we began in 2003 to diversify our customer base to national retail chain stores, and to broaden our product line into different types of packaging products and pre-gift wrap products. We also began to source a portion of our product line to China. We expect that portion of our business to grow.

Three months ended February 29, 2004 compared to three months ended February 28, 2003.

The major factor affecting comparison of our profitability for the three months ended February 29, 2004 to the corresponding period of the prior year was the unusually low general and administrative expense of $283,084 in the three months ended February 28, 2003 compared to $732,104 in the three months ended February 29, 2004. In the first fiscal quarter of 2003 we had a significant recovery on a lawsuit against Amazon.com. That recovery included amounts allocated to legal fees and other litigation expenses that had previously been charged off as general and administrative expense. Reversing those chargeoffs resulted in an artificially low number for these expenses in the 2003 first quarter. In addition, travel expenses increased as a result of efforts to source a portion of our production in China. Revenues increased from $3,228,421 for the three months ended February 28, 2003 to $3,414,449 for the three months ended February 29, 2004. We believe the increase was due to a combination of an improving economy and our efforts to diversify our customer base and expand our product line as described above. Cost of revenues decreased from $2,616,695 for the three months ended February 28, 2003 to $2,457,520 for the three months ended February 29, 2004, reflecting primarily our increased reliance on sourcing of production abroad. Our gross margin was 28.0%, which was in line with the margins historically experienced. We do not expect these margins to continue through the remainder of the year, since they reflect a limited number of orders at favorable margins during the current quarter which are unlikely to be repeated. Our margins on production source to a broad tend to be lower than the margins on our own production, and we expect that we will have difficulty maintaining our historical margins as the portion of our product line sourced abroad increases. Selling expenses increased from $124,077 for the three months ended February 28, 2003 to $193,731 for the three months ended February 29, 2004 because of the additional marketing expenses we incurred in expanding our customer base and product lines, and because more of our sales (particularly to large retail chains) were commission-based rather than to "house" accounts. Interest expense declined from $143,774 for the three months ended February 28, 2003 to $65,489 for the three months February 29, 2004 primarily because a private loan outstanding during the 2003 quarter and bearing interest at 10% was paid off from the proceeds of our PNC additional mortgage.

Liquidity and Capital Resources.

Our cash requirements for the quarter ended February 29, 2004 were $241,451. To meet these cash requirements we increased our bank borrowing, which was reduced by principal payments of $16,612 and drew down our cash by $244,279.

We regard our liquidity position as satisfactory based on our present level of operations. Liquidity is sustained principally through funds provided from operations and bank lines of credit to provide additional sources of capital when required. Working capital as of February 29, 2004 was $3,461,227. Inventories do represent a higher percentage of our current assets as of the close of the quarter (approximately 59% as of February 29, 2004 versus approximately 43% as of February 28, 2003), and accounts receivable represent a lower percentage of current assets as of that date (approximately 29% as of February 29, 2004 versus approximately 40% as of February 28, 2003). This is due in substantial part to the deferral into the following quarter of a large order by one customer. Since our financing arrangements allow us to borrow only 50% against inventory compared to 80% against the accounts receivable, increases in inventory evidence some decline in liquidity.  In addition, borrowings under our $3 million line of credit with our bank were at the limit as of the end of the current quarter. We intend to seek an increase in our line of credit if necessary to position ourselves to weather any short-term decline in sales or slow down in collections of receivables.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Reserves for Uncollectible Accounts. At February 29, 2004, our accounts receivable balance was $2.6 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. During the three months ended February 29, 2004, we did not write off any receivables, nor did we adjust our reserve for uncollectible accounts.

Revenue Recognition. We record revenue in accordance with SAB 104.

Item 3.             Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer who is also the chief financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our chief executive officer and the chief financial officer also concluded that except as described below our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. They also concluded, however, that our ability to file timely reports was being adversely affected by the fact that our bookkeeper's services were not available or were available only on a part-time basis during a substantial part of the quarter. While transactions were being appropriately recorded, some of the steps required for preparation of our reports, such as closing of the books at the end of each quarter were not being completed in a timely fashion. Management intends to address this issue by either seeing that the required services are provided by existing personnel or hiring replacements.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

(a)          Exhibits

10           Loan agreement with PNC Bank

31           Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification

32           Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASER MASTER INTERNATIONAL, INC.

Date: February 10, 2005	/s/ Mendel Klein
Mendel Klein
chief executive officer and chief financial 0fficer