Form 10QSB
period 2004-05-31
LASER MASTER INTERNATIONAL INC
filed 2005-02-11
CIK 700892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2004	November 30, 2003
ASSETS	(unaudited)
Current Assets:
Cash	$ 329,190	$ 650,836
Accounts receivable, net of allowance for doubtful
accounts of $57,904 as of May 31, 2004 and as of November 30, 2003	2,678,054	3,715,228
Inventories	4,540,083	3,977,482
Investments	-	19,440
Due from officer	400,000	400,000
Escrow with EDA	-	248,745
Prepaid expenses and other current assets	555,351	185,920
Total Current Assets	8,502,678	9,197,651
Property and equipment – net	8,343,275	8,621,607
Other Assets:
Other assets	195,384	136,155
TOTAL ASSETS	$17,041,337	$17,955,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$ 3,000,000	$ 2,825,000
Current portion of long-term debt	549,264	856,523
Accounts payable and accrued expenses	1,017,701	1,664,584
Total Current Liabilities	4,566,965	5,346,107
Long Term Liabilities:
Long-term debt – net of current portion	4,566,892	4,754,087
TOTAL LIABILITIES	9,133,857	10,100,194
Commitments
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares
authorized; 10,465,380 shares issued and outstanding	104,654	104,654
Additional paid-in capital	5,296,388	5,296,388
Accumulated comprehensive income	-	19,440
Retained earnings	2,636,438	2,564,737
	8,037,480	7,985,219
Less: Treasury stock, at cost – 125,000 shares	(130,000)	(130,000)
TOTAL STOCKHOLDERS' EQUITY	7,907,480	7,855,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,041,337	$17,955,413

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the three month period ended		For the six month period ended
	May 31, 2004 (unaudited)	May 31, 2003 (unaudited)	May 31, 2004 (unaudited)	May 31, 2003 (unaudited)
Revenues, net	$ 4,260,729	$ 3,021,153	$ 7,626,105	$ 6,185,283
Cost of revenues	3,513,346	1,979,850	5,814,147	4,532,254
Gross Profit	747,383	1,041,303	1,811,958	1,653,029
Operating Expenses:
Selling expenses	272,279	369,113	466,010	493,190
General and administrative expenses	400,281	523,891	1,240,032	806,975
Total operating expenses	672,560	893,004	1,706,042	1,300,165
Income from operations	74,823	148,299	105,916	352,864
Interest expense	(69,194)	(134,178)	(134,683)	(277,952)
Investment and other income	2,164	(118)	2,765	4,948
Legal settlement income	- 0 -	- 0 -	- 0 -	765,000
Net rental activity	28,425	13,879	99,702	27,758
NET INCOME BEFORE PROVISION FOR INCOME TAXES	36,218	27,882	73,700	872,618
PROVISION FOR INCOME TAXES	1,000	-	2,000	-
NET INCOME	$ 35,218	$ 27,882	$ 71,700	$ 872,618

Earnings per common share	$.003	$.003	$.007	$.08
Common shares used in computing per share amounts	10,465,380	10,465,380	10,465,380	10,465,380

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	May 31, 2004	May 31, 2003
Operating Activities:	(unaudited)	(unaudited)
Net income	$ 71,700	$ 872,618
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	345,600	347,400
Unrealized loss	-	8,392
(Increase) decrease in assets:
Accounts receivable	1,037,174	71,480
Inventories	(562,601)	(567,746)
Prepaid expenses and other current assets	(369,431)	(421,569)
Other assets	(59,229)	6,264
Escrow	248,745	(253,689)
Short-term investments	19,440	(23,542)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(646,882)	(583,846)
Net Cash Provided by (Used in) Operating Activities	84,516	(544,238)
Investing Activities:
Acquisition of property and equipment	(67,268)	(83,928)
Reduction in accumulated comprehensive income	(19,440)	-
Net Cash Used in Investing Activities	(86,708)	(83,928)
Financing Activities:
Proceeds from issuance of long-term debt	1,500,000	-
Payments and payoff of old long-term debt	(1,630,000)	-
Payments of new and existing long-term debt	(364,454)	(949,487)
Increase in Note Payable	175,000	368,234
Net Cash Used in Financing Activities	(319,454)	(581,253)
NET DECREASE IN CASH	(321,646)	(1,209,419)

CASH– BEGINNING OF PERIOD	650,836	1,796,795
CASH–END OF PERIOD	$ 329,190	$ 587,376

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$134,683	$276,452

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – MANAGEMENT REPRESENTATIONS

The consolidated financial statements include the accounts of Laser Master International, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at May 31, 2004 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2003, and for the then year ended, as filed with the Securities and Exchange Commission on Form 10-K.

The results reflected in the interim periods, are not necessarily indicative of the results of the entire fiscal year to end on November 30, 2004.

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

NOTE 2 – RECENTLY ADOPTED ACCOUNTING STANDARDS

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenues from merchandise sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company’s price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.  The Company reports its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and discounts.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

Inventories consist of the following:

	May 31, 2004	November 30, 2003
Raw materials	$ 912,806	$ 799,692
Work-in-progress	718,660	629,605
Finished goods	2,908,617	2,548,185
	$4,540,083	$3,977,482

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	May 31, 2004	November 30, 2003
Land	$ 215,000	$ 215,000
Building and improvements	5,777,583	5,739,757
Machinery and equipment	11,704,531	11,675,089
Computer equipment, furniture and fixtures	365,745	365,745
	18,062,859	17,995,591
Less: accumulated depreciation	9,719,584	9,373,984
	$ 8,343,275	$ 8,621,607

NOTE 5 – NOTE PAYABLE

The Company has a line of credit with its bank for borrowings limited to 80% of eligible accounts receivable and 50% of eligible inventory with a current maximum borrowings of $3,000,000.  Interest is payable at a rate of ¼% below the prime rate.  The line of credit is secured by the Company’s assets. The Company shall maintain specified covenants pertaining to tangible net worth and ratio of funds from operations to cash uses. At May 31, 2004 and November 30, 2003 the outstanding balance of the line of credit was $3,000,000 and $2,825,000, respectively.

NOTE 6 – LONG-TERM DEBT

Long-term debt is comprised of the following:

a)     A commercial mortgage loan with a bank in the amount of $1,225,000 due July 27, 2014. The loan requires monthly payments of $9,800 plus interest of 1.75% above LIBOR (2.85% as of May 31, 2004). At May 31, 2004, the outstanding balance was $1,195,600.

b)    A term loan with a bank in the amount of $225,000 due July 27, 2004. The loan requires monthly payments of $55,000 plus interest of 1.75% above LIBOR (2.85% as of May 31,2004). At May 31, 2004, the outstanding balance was $165,000.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LONG-TERM DEBT (CONTINUED)

c) A mortgage with its bank in the amount of $4,000,000, due June 27, 2018.  The mortgage requires monthly payments of $22,222 plus interest at 2.25% above the monthly LIBOR rate (3.35% as of May 31, 2004).  At May 31, 2004 and November 30, 2003, the outstanding balance was $3,755,556 and $3,888,889, respectively.

Minimum annual payments on long-term debt are as follows:

Year ending November 30,

2004 (six months)	$ 357,132
2005	384,264
2006	384,264
2007	384,264
2008	384,264
Thereafter	3,221,968
Total	$5,116,156
Less: current portion	549,264
$4,566,892

NOTE 7 – INCOME TAXES

As of May 31, 2004 and November 30, 2003, the Company had net federal operating loss carryforwards, available to offset future federal taxable income, of approximately $1,400,000, which expire in various years through 2023.

As of May 31, 2004 and November 30, 2003, the Company had New Jersey net operating loss carryforwards available to offset future New Jersey taxable income. The State of New Jersey enacted legislation suspending the use of New Jersey net operating loss carryforwards for the fiscal years ending November 30, 2004 and 2003. The Company may offset up to 50% of its New Jersey taxable income for fiscal year-end November 30, 2005 by its available New Jersey net operating loss carryforward.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

The calculation of basic and diluted earnings per share for the periods ended May 31, 2004 and May 31, 2003 is as follows:

	2004	2003
Net income available to common shares owners	$71,700	$872,618
Average shares outstanding	10,465,380	10,465,380
Dilutive securities	- 0 -	- 0 -
Stock options	- 0 -	- 0 -
Average shares outstanding assuming dilution	10,465,380	10,465,380

Net earnings per share	$.007	$.083

NOTE 9– COMMITMENTS

The Company is obligated under a real property lease agreement for additional warehouse space expiring December 2004.  Minimum annual rental for 2004 is $59,500.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company sells its products to an entity owned by an officer of the Company.  Total sales to this company amounted to $556,946 and $455,371 for the six (6) months ended May 31, 2004 and 2003, respectively. The Company had a balance due from the entity of $328,118 and $244,536 as of May 31, 2004 and November 30, 2003 respectively.

The Company has an outstanding receivable from an officer of $400,000 as of May 31, 2004 and November 30, 2003. In July, 2004, the Company received securities from the officer to satisfy the receivable.

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

Overview

Historically our principal business has been printing for the textile and gift wrap paper industry using a computerized laser printing system. We have recently begun to experience significant price competition from low-cost printing operations in other countries, particularly China. In response to this competitive pressure we began in 2003 to diversify our customer base to national retail chain stores, and to broaden our product line into different types of packaging products and pre-gift wrap products. We also began to source a portion of our product line to China. We expect that portion of our business to increase.

Three months ended May 31, 2004 compared to three months ended May 31, 2003.

Revenues increased from $3,021,153 for the three months ended May 31, 2003 to $4,260,729 for the three months ended May 31, 2004. We believe the increase was due to a combination of an improving economy and our efforts to diversify our customer base and expand our product line as described above. Cost of revenues were up disproportionately from $1,979,850 for the three months ended May 31, 2003 to $3,513,346 for the three months ended May 31, 2004. We have found that while selling to chain retailers results in greater volume, these retailers are more price-sensitive than the average customer with whom we previously dealt. As a result, we have relied increasingly on sourcing of abroad. Our gross margin for the three months ended May 31, 2004 was only 17.5%, compared to 34.5% during the corresponding three months of 2003. Our margins on products sourced abroad tend to be lower than the margins on our domestic production, and we expect that we will have difficulty maintaining our historical margins as more sourcing from abroad occurs. Selling expenses decreased from $369,113 for the three months ended May 31, 2003 to $272,279 for the three months ended May 31, 2004 because of the increased volume of sales to a smaller number of customers. Interest expense declined from $134,178 for the three months ended May 31, 2003 to $69,194 for the three months ended for 429, 2004 primarily because a private loan outstanding during the 2003 quarter and bearing interest at 10% was paid off from proceeds of our PNC bank loan.

Six months ended May 31, 2004 compared to six months ended May 31, 2003.

Revenues increased from $6,185,283 for the six months ended May 31, 2003 to $7,626,105 for the six months ended May 31, 2004. We believe the increase was due to a combination of an improving economy and our efforts to diversify our customer base and expand our product line as described above. Cost of revenues were up slightly as a percentage of revenues from $4,532,254 (73.3% of revenues) for the six months ended May 31, 2003 to $5,814,147 (76.2% of revenues) for the six months ended May 31, 2004, reflecting the increased price sensitivity of larger customers during the second quarter as described above and the related sourcing product abroad. Our gross margin for the six months ended May 31, 2004 was 23.8%, compared to 26.7 % during the corresponding six months of 2003. Our margins on products sourced abroad tend to be lower than the margins on our domestic production, and we were not able to maintain our historical margins during the second quarter as more sourcing from abroad occurred. Selling expenses decreased from $493,190 for the six months ended May 31, 2003 to $466,010 for the six months ended May 31, 2004 because of the increased volume of sales to a smaller number of customers during the second quarter. General and administrative expenses increased from $806,975 for the six months ended May 31, 2003 to $1,240,032 for the six months ended May 31, 2004 because these expenses were disproportionately low during the first quarter of fiscal 2003. In the first fiscal quarter of 2003 we had a significant recovery on a lawsuit against Amazon.com. That recovery included amounts allocated to legal fees and other litigation expenses that had previously been charged off as general and administrative expense. Reversing those chargeoffs resulted in an artificially low number for these expenses in the 2003 first quarter. Interest expense declined from $277,952 for the six months ended May 31, 2003 to $134,683 for the six months ended for 429, 2004 primarily because a private loan outstanding during the 2003 quarter and bearing interest at 10% was paid off from proceeds of our PNC additional mortgage.

Liquidity and Capital Resources.

For the quarter ended May 31, 2004 operations provided cash flow of $84,516. This amount was offset by a $19,440 entry under “Investing Activities,” representing a reversal of an unrealized gain on securities recorded in the prior year, leaving cash of  $.  We applied all of this amount and an additional $  to the purchase of  $ in property and equipment. We refinanced debt in the amount of $1,500,000 and made payments and a payoff of the old debt of $1,630,000; we also made payments on the new long-term debt of $364,454, resulting in a decrease in cash from our financing activities of $319,454. The $319,454 came from available cash, reducing our cash and cash equivalents to $321,646.

We regard our liquidity position as satisfactory based on our present level of operations. Liquidity is sustained principally through funds provided from operations and bank lines of credit to provide additional sources of capital when required. Working capital as of May 31, 2004 was 3,535,713.  Inventories do represent a higher percentage of our current assets as of the close of the quarter (approximately 56.9% as of May 31, 2004 versus approximately 43% as of May 31, 2003), and accounts receivable represent a lower percentage of current assets as of that date (approximately 33% as of May 31, 2004 versus approximately 40% as of May 31, 2003). Since our financing arrangements allow us to borrow only 50% against inventory compared to 80% against the accounts receivable, these changes evidence some decline in liquidity.  In addition, borrowings under our $3 million line of credit with our bank were at the limit as of the end of the current quarter. We intend to seek an increase in our line of credit in order to position ourselves to weather any short-term decline in sales or slow down in collections of receivables.

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

Reserves for Uncollectible Accounts. At May 31, 2004, our accounts receivable balance was  approximately $2.7 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. During the six months ended May 31, 2004, we decreased our reserve for uncollectible accounts by approximately $1.9 million due to a settlement of a lawsuit, bringing the total of that reserve to approximately $57,000 at May 31, 2004. We did not write off any receivables during the six months ended May 31, 2004

Inventories. Inventories are principally manufactured rather than purchased. They are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. We record adjustments to the value of inventory based upon forecasted sales projections, and the physical condition (e.g. age and quality) of the inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. We take quarterly physical inventories of our raw materials. Our work-in-progress and finished goods inventories are calculated on a perpetual inventory system with a physical count taken at year-end.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost and is depreciated on a straight-line and accelerated methods over the estimated useful lives of such assets. Changes in circumstances such as technological advances or changes in our capital strategy can result in actual useful lives differing from our estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the net book value in excess of the salvage value over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing facilities could result in shortened useful lives.

Long Lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.

Revenue Recognition. We record revenue in accordance with SAB 104.

Item 3.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer who is also the chief financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our chief executive officer who is also the chief financial officer also concluded that except as described below our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. They also concluded, however, that our ability to file timely reports was being adversely affected by the fact that our bookkeeper's services were not available or were available only on a part-time basis during a substantial part of the quarter. While transactions were being appropriately recorded, some of the steps required for preparation of our reports, such as closing of the books at the end of each quarter were not being completed in a timely fashion. Management intends to address this issue by either seeing that the required services are provided by existing personnel or hiring replacements.

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