Form 10QSB
period 2004-08-31
LASER MASTER INTERNATIONAL INC
filed 2005-02-11
CIK 700892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

or

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

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2004	November 30, 2003
ASSETS	(unaudited)
Current Assets:
Cash	$ 214,315	$ 650,836
Accounts receivable, net of allowance for doubtful
accounts of $57,904 as of August 31, 2004 and as of November 30, 2003	3,183,216	3,715,228
Inventories	4,472,044	3,977,482
Investments, at fair value	317,534	19,440
Due from officer	-	400,000
Escrow with EDA	-	248,745
Prepaid expenses and other current assets	413,987	185,920
Total Current Assets	8,601,096	9,197,651
Property and equipment – net	8,186,807	8,621,607
Other Assets:
Investments, at fair value	81,824	-
Other assets	135,625	136,155
Total Other Assets	217,449	136,155
TOTAL ASSETS	$17,005,352	$17,955,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$ 3,000,000	$ 2,825,000
Current portion of long-term debt	384,264	856,523
Accounts payable and accrued expenses	1,227,217	1,664,584
Total Current Liabilities	4,611,481	5,346,107
Long Term Liabilities:
Long-term debt – net of current portion	4,470,825	4,754,087
TOTAL LIABILITIES	9,082,306	10,100,194
Commitments
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares
authorized; 10,465,380 shares issued and outstanding	104,654	104,654
Additional paid-in capital	5,296,388	5,296,388
Accumulated comprehensive income (loss)	(642)	19,440
Retained earnings	2,652,646	2,564,737
	8,053,046	7,985,219
Less: Treasury stock, at cost – 125,000 shares	(130,000)	(130,000)
TOTAL STOCKHOLDERS' EQUITY	7,922,046	7,855,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,005,352	$17,955,413

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the three month period ended		For the nine month period ended
	August 31, 2004 (unaudited)	August 31, 2003 (unaudited)	August 31, 2004 (unaudited)	August 31, 2003 (unaudited)
Revenues, net	$4,754,822	$ 4,357,179	$12,380,927	$ 10,542,462
Cost of revenues	3,819,968	3,586,169	9,362,315	8,118,423
Gross Profit	934,854	771,010	3,018,612	2,424,039
Operating Expenses:
Selling expenses	395,388	366,248	861,398	859,438
General and administrative expenses	441,218	343,714	1,953,050	1,150,689
Total operating expenses	836,606	709,962	2,814,448	2,010,127
Income from operations	98,248	61,048	204,164	413,912
Interest expense	(77,404)	(106,062)	(212,087)	(384,014)
Investment and other income	117	776	2,882	5,724
Legal settlement income	- 0 -	- 0 -	- 0 -	765,000
Net rental activity	(3,752)	65,018	95,950	92,776
Income before provision for Income Taxes	17,209	20,780	90,909	893,398
PROVISION FOR INCOME TAXES	1000		3000
NET INCOME	16,209		87,909
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Loss on Investments, net of tax	(642)	-	(642)	-
Comprehensive Income	$ 15,567	$ 20,780	$ 87,267	$ 893,398

Earnings per common share	$.002	$.002	$.008	$.085
Common shares used in computing per share amounts	10,465,380	10,465,380	10,465,380	10,465,380

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	August 31, 2004 (unaudited)	August 31, 2003 (unaudited)
Operating Activities:
Net income	$87,909	$ 893,398
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	522,155	521,100
Unrealized loss	-	8,392
(Increase) decrease in assets:
Accounts receivable	532,012	(439,213)
Inventories	(494,562)	(501,831)
Prepaid expenses and other current assets	(228,067)	(533,393)
Other assets	530	126,129
Escrow	248,745	(23,542)
Decrease in liabilities:
Accounts payable and accrued expenses	(437,367)	(701,497)
Net Cash Provided by (Used in) Operating Activities	231,355	(650,457)
Investing Activities:
Acquisition of property and equipment	(87,355)	(105,963)
Net Cash Used in Investing Activities	(87,355)	(105,963)
Financing Activities:
Proceeds from issuance of long-term debt	1,500,000	-
Payments and payoff of old long-term debt	(1,630,000)	220,719
Payments of new and existing long-term debt	(625,521)	(1,031,876)
Advances on notes payable	175,000	68,220
Refinancing Costs	- 0 -	(293,616)
Net Cash Used in Financing Activities	(580,521)	(1,036,553)
NET DECREASE IN CASH	(436,521)	(1,792,973)

CASH – BEGINNING OF PERIOD	650,836	1,796,795
CASH – END OF PERIOD	$214,315	$ 3,822

Supplemental Disclosure of Cash Flow Information:
	August 31, 2004	August 31, 2003
Cash Paid For:
Interest	$212,087	$104,862

Supplemental schedule of non-cash investing and financing activities:

The Company's investments decreased in fair value by $642 during the nine months ended August 31, 2004 and this decrease was recorded as an unrealized holding loss as a component of stockholders' equity.

An officer satisfied a loan by transferring $400,000 in securities to the Company.

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

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at August 31, 2004 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2003, and for the then year ended, as filed with the Securities and Exchange Commission on Form 10-K.

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

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2004	November 30, 2003
Raw materials	$ 849,689	$ 799,692
Work-in-progress	760,247	629,605
Finished goods	2,862,108	2,548,185
	$4,472,044	$3,977,482

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	August 31, 2004	November 30, 2003
Land	$ 215,000	$ 215,000
Building and improvements	5,853,035	5,739,757
Machinery and equipment	11,628,618	11,675,089
Computer equipment, furniture and fixtures	386,293	365,745
	18,082,946	17,995,591
Less: accumulated depreciation	9,896,139	9,373,984
	$ 8,186,807	$ 8,621,607

NOTE 5– NOTE PAYABLE

The Company has a line of credit with its bank for borrowings of up to $3,000,000 limited to 80% of eligible accounts receivable and 50% of eligible inventory.  Interest is payable at a rate of ¼% below the prime rate (4.25% at August 31, 2004).  The line of credit is secured by the Company’s assets. The Company shall maintain specified covenants pertaining to tangible net worth and ratio of funds from operations to cash uses. At August 31, 2004 and November 30, 2003 the outstanding balance of the line of credit was $3,000,000 and $2,825,000, respectively.

NOTE 6– LONG-TERM DEBT

Long-term debt is comprised of the following:

a)     A mortgage with a financial institution in the amount of $1,225,000, due July 27, 2014. The mortgage requires monthly payments of $9,800, plus interest at 1.75% above the monthly LIBOR rate (3.21% as of August 31, 2004). At August 31, 2004, the outstanding balance was $1,166,200.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6– LONG-TERM DEBT (CONTINUED)

b)    A mortgage with its bank in the amount of $4,000,000, due June 27, 2018.  The mortgage requires monthly payments of $22,222 plus interest at 2.25% above the monthly LIBOR rate (3.71% at August 31, 2004).  At August 31, 2004 and November 30, 2003, the outstanding balance was $3,688,889 and $3,888,889, respectively.

Minimum annual payments on long-term debt are as follows:

Year ending November 30,

2004 (3 months)	$ 96,066
2005	384,264
2006	384,264
2007	384,264
2008	384,264
Thereafter	3,221,967
Total	$4,855,089
Less: current portion	384,264
$4,470,825

NOTE 7– INCOME TAXES

As of August 31, 2004 and November 30, 2003, the Company had net federal operating loss carryforwards, available to offset future federal taxable income, of approximately $1,400,000, which expire in various years through 2023.

As of August 31, 2004 and November 30, 2003, the Company had New Jersey net operating loss carryforwards available to offset future New Jersey taxable income. The State of New Jersey enacted legislation suspending the use of New Jersey net operating loss carryforwards for the fiscal years ending November 30, 2004 and 2003. The Company may offset up to 50% of its New Jersey taxable income for fiscal year-end November 30, 2005 by its available New Jersey net operating loss carryforward.

NOTE 8– EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the periods ended August 31, 2004 and 2003 is as follows:

	2004	2003
Net income available to common shares owners	$87,269	$893,398
Average shares outstanding	10,465,380	10,465,380
Dilutive securities	- 0 -	- 0 -
Stock options	- 0 -	- 0 -
Average shares outstanding assuming dilution	10,465,380	10,465,380

Net earnings per share	$.008	$.085

NOTE 9– COMMITMENTS

The Company is obligated under a real property lease agreement for additional warehouse space, expiring December 2004.  Minimum annual rental for 2004 is $29,750.

NOTE 10– RELATED PARTY TRANSACTIONS

The Company sells its products to an entity owned by an officer of the Company.  Total sales to this company amounted to $556,946 and $455,371 for the nine (9) months ended August 31, 2004 and 2003, respectively. The Company had a balance due from the entity of $51,550 and $244,536 as of August 31, 2004 and November 30, 2003.

The Company received $400,000 in various securities from an officer in satisfaction of a loan. The securities are classified as available for sale securities and are reported at fair value. The net unrealized holding gains and losses are recorded as a separate component of stockholders' equity. Securities available for sale will be used as part of the Company's asset management strategy and may be sold in response to changes in interest rates, the need to increase working capital and available cash and other factors.

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

Overview

Historically our principal business has been printing for the textile and gift wrap paper industry using a computerized laser printing system. We have recently begun to experience significant price competition from low-cost printing operations in other countries, particularly China. In response to this competitive pressure we began in 2003 to diversify our customer base to national retail chain stores, and to broaden our product line into different types of packaging products and pre-gift wrap products. We also began to source a portion of our product line from China. We expect that portion of our business to increase.

Three months ended August 31, 2004 compared to three months ended August 31, 2003.

Revenues increased from $4,357,179 and for the three months ended August 31, 2003 to $4,754,822 for the three months ended August 31, 2004. We believe the increase was due to a combination of an improving economy and our efforts to diversify our customer base and expand our product line as described above. Cost of revenues increased from $3,586,169 for the three months ended August 31, 2003 to $3,819,968 for the three months ended August 31, 2004. Our gross margin for the three months ended August 31, 2004 was 19.7%, compared to 17.7% during the corresponding three months of 2003. We do not regard the change as particularly significant, though the margins for both quarters are below those we have historically experienced as a result of increased reliance on outsourced products beginning in the second quarter of 2003. Our margins on outsourced products tend to be lower than the margins on our own production, and we expect that we will have difficulty maintaining our historical margins as more outsourcing occurs. Selling expenses increased from $366,248 for the three months ended August 31, 2003 to $395,388 for the three months ended August 31, 2004. As a percentage of sales, we do not regard that change as significant. General and administrative expenses increased from $343,714 for the three months ended August 31, 2003 to $441,218 for the three months ended August 31, 2004 because of additional costs relating to our increased sales, including an additional personnel and expenses. Interest expense declined from $106,062 for the three months ended August 31, 2003 to $77,404 for the three months ended August 31, 2004 primarily because a private loan outstanding during the 2003 period and bearing interest at 10% was paid off from the proceeds of our PNC bank loan.

Nine months ended August 31, 2004 compared to nine months ended August 31, 2003.

Revenues increased from $10,542,462 for the nine months ended August 31, 2003 to $12,380,927 for the nine months ended August 31, 2004. We believe the increase was due to a combination of an improving economy and our efforts to diversify our customer base and expand our product line as described above. Cost of revenues were up slightly as a percentage of revenues from $8,118,423 (77.0 % of revenues) for the nine months ended August 31, 2003 to $9,362,315 (75.6% of revenues) for the nine months ended August 31, 2004, a difference we do not regard as particularly significant. Our gross margin for the nine months ended August 31, 2004 was 24.4%, compared to 23.0 % during the corresponding nine months of 2003. These margins were affected by the impact of a limited number of sales at favorable margins during the first quarter of 2004 and by the fact that the 2003 margins were not heavily impacted by the sourcing of production from China. They are not likely to continue through the remainder of the year.  Selling expenses increased from $859,438 for the nine months ended August 31, 2003 to $861,398 for the nine months ended August 31, 2004. This increase represented a smaller percentage of revenues in the nine months ended August 31, 2004 because of the increased volume of sales to a smaller number of customers. General and administrative expenses increased from $1,150,689 for the nine months ended August 31, 2003 to $1,953,050 for the nine months ended August 31, 2004 because of artificially low expenses in this category in the first quarter of 2003 as a result of our settlement during that quarter of the Amazon.com litigation plus efforts to control expenses in the second quarter of 2004. Interest expense declined from $384,014 for the nine months ended August 31, 2003 to $212,087 for the nine months ended August 31, 2004 primarily because a private loan outstanding during the 2003 period and bearing interest at 10% was paid off from the proceeds of our PNC additional mortgage.

Liquidity and Capital Resources.

For the nine months ended August 31, 2004 operations provided cash flow of $231,355. We applied $106,795 of this amount to the purchase of property and equipment, and the remaining  $124,560 to the repayment of debt. The remaining $ in debt repayment came from available cash and cash equivalents, reducing our cash and cash equivalents to $214,315.

Liquidity is sustained principally through funds provided from operations and bank lines of credit to provide additional sources of capital when required. Working capital as of August 31, 2004 was $3,672,081.  Inventories represent a higher percentage of our current assets as of the close of the quarter (approximately 54% as of August 31, 2004 versus approximately 43% as of August 31, 2003), and accounts receivable represent a slightly lower percentage of current assets as of that date (approximately 38.4% as of August 31, 2004 versus approximately 40.5% as of August 31, 2003). Since our financing arrangements allow us to borrow only 50% against inventory compared to 80% against the accounts receivable, these changes evidence some decline in liquidity.  In addition, borrowings under our $3 million line of credit with our bank were at the limit as of the end of the current quarter. Cash had reached an uncomfortably low level at $214,315 (only 2.6% of current assets) and cash plus accounts receivable was only approximately 74% of our current liabilities. We will need an increase in our line of credit, or financing from other sources to support our higher level of sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results August differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Reserves for Uncollectible Accounts. At August 31, 2004, our accounts receivable balance was  approximately $3.2 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. During the nine months ended August 31, 2004, we decreased our reserve for uncollectible accounts by approximately $1.9 million due to a settlement of a lawsuit, bringing the total of that reserve to approximately $57,000 at August 31, 2004. We did not write off any receivables during the nine months ended August 31, 2004

Inventories. Inventories are principally manufactured rather than purchased. They are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. We record adjustments to the value of inventory based upon forecasted sales projections, and the physical condition (e.g. age and quality) of the inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. We take quarterly physical inventories of our raw materials. Our work-in-progress and finished goods inventories are calculated on a perpetual inventory system with a physical count taken at year-end.

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

Item 3.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer who is also the chief financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our chief executive officer who is also the chief financial officer also concluded that except as described below our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. They also concluded, however, that our ability to file timely reports was being adversely affected by the fact that our bookkeeper's services were not available or were available only on a part-time basis during a substantial part of the quarter. While transactions were being appropriately recorded, some of the steps required for preparation of our reports, such as closing of the books at the end of each quarter were not being completed in a timely fashion. During the current quarter we hired Mayer Rispler & Cmpany, a public accounting firm, to assist in bringing our reports current.

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