Form 10KSB
period 2004-11-30
LASER MASTER INTERNATIONAL INC
filed 2005-05-17
CIK 700892

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended November 30, 2004

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

1000 First Street, Harrison, N.J. 07029

(Address of principal executive offices) (Zip Code)

(973) 482-7200

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X] .

The issuer's revenues for its most recent fiscal year were $21,882,409

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 5, 2005 is  $1,367,699

.

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

PART I

Item 1. DESCRIPTION OF BUSINESS

General:

We are printers for the gift wrap paper industry, and use a computerized laser system. We also do commercial printing and engraving. We have recently begun to experience significant price competition from low-cost printing operations in other countries, particularly China. In response to this competitive pressure we began in 2003 to diversify our customer base to national retail chain stores, and to broaden our product line into different types of packaging products and pre-gift wrap products. We also began to source a portion of our product line from China. We expect that portion of our business to increase.

Our wholly owned real estate subsidiary, Harrison First Realty Corp., owns a 240,000 square-foot factory building in Harrison, New Jersey. We occupy approximately 51% of that building. The other 49% is rented to two unaffiliated tenants.

We are a New York corporation, founded in 1981.

We sell our products to distributors and to retail stores. Generally we have had no trouble finding domestic suppliers of paper and ink and when possible management tries to buy paper at bulk discount prices.

For the 2004 fiscal year we had two major customers that constituted approximately 23% of sales. We do not hold any patents, and there are no trademarks or licenses that are material to our business. No government approvals are required for our principal products or services. There are no existing or probable governmental regulations impacting our business other than Sarbanes-Oxley Act described in the Management's Discussion section below. We have not spent any significant time or expense on research and development activities in the last 2 years. We have not incurred any material amount to comply with any governmental environmental laws the past fiscal year.

Our business is somewhat seasonal. Historically sales are greater in the second half of our fiscal year as customers need more gift wrap paper as the Christmas holiday season approaches.

COMPETITION

A number of companies are engaged in a business similar to ours, and we are subject to intense competition. Some of our competitors use a laser process similar to ours; other competitors use conventional methods of processing that do not involve the use of a laser. Competition in our industry is based primarily on the ability to make timely delivery of products and, increasingly, on price. There is no assurance that other companies with greater resources will not engage in the same business.

We sell to approximately 85 customers. We have two customers that each accounts for in excess of 10% (and together account for 23%) of our sales, the loss of which would have a material effect upon our business.

We have many competitors in the gift wrap business; and in the roll covering business.

We have seven sales representatives who visit our customers on a national basis.

EMPLOYEES

We currently employ 65 employees, 2 are executive officers, and 9 are in General & Administrative. We have good relations with our trade union, Local 1718 of the United Production Workers and have not had any strikes or work stoppages.

OTHER INFORMATION

We are not dependent on a single customer or a limited number of customers although two customers accounted for more than 10% of our revenues in 2004. The loss of either customer would have a material effect upon our business. Government contracts are not a material part of our business. Compliance with federal, state or local environmental protection laws do not materially affect on our capital expenditures, earnings or competitive position.

Backlog of orders

As of:	Dollar amount of backlog	Percentage expected to be filled during fiscal year
November 30, 2004	$4,800,000	100%
November 30, 2003	$4,500,000	100%

Backlog of orders is not generally significant in our industry. We filled all of our backlog orders during the fiscal year ended November 30, 2004 and we expect to be able to fill all of our current backlog orders during current fiscal year.

Our orders are generally cancelable at any time before shipment if the product has not yet been produced. The rate of cancellation has been insignificant. Although the stated backlog may be used as a guideline in determining the orders that we may deliver, the backlog is subject to change because of several factors, including possible cancellation; backlog does not necessarily indicate of our revenues or profits for future periods.

ITEM 2. DESCRIPTION OF PROPERTY

Our wholly owned subsidiary Harrison First Realty Corp. owns the real property, plant and office facility where we maintain our executive offices and production facilities. The building is a single story industrial building located at 1000 First Street, Harrison, New Jersey. It was refurbished in 1994 and is fully detached and contains a sprinkler system and heavy duty electrical wires, required for our printing process. The building area is approximately 240,000 square feet. We occupy 51% of the building. Two unaffiliated tenants lease the remainder. Additional information about the leases is referred to in Note 1 to the financial statements. The real property is currently encumbered by a mortgage in favor of PNC Bank which is described in Notes 6 and 7 to the financial statements made a part of this report.

ITEM 3. LEGAL PROCEEDINGS

We are currently dealing with an outstanding claim by one of its vendors against the Company for approximately $500,000.  The claim is currently in arbitration.  The Company’s management vigorously disputes the allegations, and based upon advice from council, believes that there are no merits of the case and expect a favorable outcome.

We are involved in litigation from time to time in the ordinary course of our business. In the opinion of management there is no actual or pending litigation that would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was traded on the  OTC Electronic Bulletin Board until April of 2004. It is currently quoted in the Pink Sheets. The following table shows the high and low bid prices for shares of our common stock for the periods noted, as reported by the OTC Electronic Bulletin Board until April of 2004 and by the Pink Sheets after that time. Quotations reflect inter dealer prices, without retail markup, mark down, or commission, and may not represent actual transactions.

	2004		2003
	High	Low	High	Low

First Quarter	$.63	$.40	$.18	$.12
Second Quarter	$.48	$.25	$.25	$.18
Third Quarter	$.30	$.17	$.62	$.38
Fourth Quarter	$.30	$.17	$.62	$.42

As of May 5, 2005, the reported bid price for our common stock was $0.26 per share.

As of May 16, 2005, we had 10,465,380 shares of common stock outstanding, held by 385 shareholders of record.

We have not paid cash dividends on our common stock in the past and we do not anticipate doing so in the foreseeable future.

Mr. Mendel Klein is the owner of 3,625,000 shares, and Hershel Klein and Dov Klein each owns 790,000 shares. Pursuant to Rule 144 of the 1933 Securities Act of 1933 as amended, each of these executives is permitted to sell a certain number of restricted shares every 3 months in ordinary transactions. The amount of shares eligible for sale under Rule 144 during a 3 month period is subject to volume restrictions.

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

Fiscal year ended November 30, 2004 compared to fiscal year ended November 30, 2003.

Revenues increased from $16,544,118 for the fiscal year ended November 30, 2003 to $21,882,409 for the fiscal year ended November 30, 2004. We believe the increase was due to a combination of an improving economy and our efforts to diversify our customer base and expand our product line as described above. Cost of revenues were up slightly as a percentage of revenues from $12,061,571 (72.9% of revenues) for the fiscal year ended November 30, 2003 to $16,355,665 (74.7% of revenues) for the fiscal year ended November 30, 2004. Our gross margin for the fiscal year ended November 30, 2004 was 25.3%, compared to 27.1 % during the 2003 fiscal year, reflecting increased competition from other companies sourcing production from low-cost countries such as China. Selling expenses increased from $1,238,151 for the fiscal year ended November 30, 2003 to $1,500,674 for the fiscal year ended November 30, 2004, which was essentially proportionate to the increased revenues. General and administrative expenses increased from $2,517,053 for the fiscal year ended November 30, 2003 to $3,619,021 for the fiscal year ended November 30, 2004 because of artificially low expenses in this category in the first quarter of 2003 as a result of our settlement during that quarter of the Amazon.com litigation. Interest expense declined from $650,503 for the fiscal year ended November 30, 2003 to $309,352 for the fiscal year ended November 30, 2004 primarily because a private loan outstanding during the 2003 period and bearing interest at 10% was paid off from the proceeds of our PNC additional mortgage.

Liquidity and Capital Resources.

For the fiscal year ended November 30, 2004 operations required cash flow of $1,107,591, primarily to finance an increase in our accounts receivable and inventories due to increased sales volumes. We also applied $132,031 to the purchase of property and equipment. To meet these cash requirements, we borrowed $1,339,055 (net of repayments), which left us with $747,582 in cash and cash equivalents as of November 30, 2004 compared to $650,836 as of November 30, 2003.

Liquidity is sustained principally through funds provided from operations and bank lines of credit to provide additional sources of capital when required. Working capital as of November 30, 2004 was $4,338,108.  Inventories are down as a percentage of our current assets as of the close of the fiscal year (approximately 33% as of November 30, 2004 versus approximately 43% as of August 31, 2003), and accounts receivable are up as percentage of current assets as of that date (approximately 49% as of November 30, 2004 versus approximately 40% as of November 30, 2003). Since our financing arrangements allow us to borrow only 50% against inventory compared to 80% against the accounts receivable, these changes evidence some improvement in liquidity. Prepaid expenses at November 30, 2004 is comprised of: $493,755 of invoices that were entered into accounts payable in November 2004 but were not received into inventory until December 2004, $572,106 of actual prepaid invoices which included a deposit of $400,000 to one of the Company’s vendors, and miscellaneous prepaid expenses totaling $41,486.

Borrowings under our $5 million line of credit with our bank were at the limit as of the end of the fiscal year. Cash plus accounts receivable was only approximately 84% of our current liabilities. However our investments of $440,198 are readily marketable securities, and our prepaid expenses should reduce our cash requirements for the immediate future. We believe we will be able to meet our cash requirements for the next 12 months without additional financing based on current projected sales.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Reserves for Uncollectible Accounts. At November 30, 2004, our accounts receivable balance was  approximately $6.2 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. During the fiscal year ended November 30, 2004, we decreased our reserve for uncollectible accounts by approximately $1.9 million due to a settlement of a lawsuit, bringing the total of that reserve to approximately $57,000 at November 30, 2004. We wrote off $262,871 in receivables during the fiscal year ended November 30, 2004

Inventories. Inventories are manufactured and purchased. They are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. We record adjustments to the value of inventory based upon forecasted sales projections, and the physical condition (e.g. age and quality) of the inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. We take quarterly physical inventories of our raw materials. Our work-in-progress and finished goods inventories are calculated on a perpetual inventory system with a physical count taken at year-end.

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

ITEM 7. FINANCIAL STATEMENTS.

GOLDSTEIN AND MORRIS

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

36 W. 44TH ST

NEW YORK, NY 10036

EDWARD B. MORRIS ___________ ALBERT H. GOLDSTEIN	TELEPHONE (212) 79-9800 FACSIMILE (212) 789-8090 E-MAIL gldmor1010@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Laser Master International, Inc.

and Subsidiaries

We have audited the accompanying consolidated balance sheet of Laser Master International, Inc. and Subsidiaries as of November 30, 2003 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. The consolidated financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the consolidated financial position of Laser Master International, Inc. and Subsidiaries as of November 30, 2003 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein and Morris

New York, New York

June 16, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Laser Master International, Inc.

Harrison, New Jersey

We have audited the accompanying consolidated balance sheet of Laser Master International, Inc. and Subsidiaries (the "Company") as of November 30, 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Master International, Inc. and Subsidiaries at November 30, 2004 and the results of their operations and their cash flows for the year ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lazar Levine & Felix LLP

LAZAR LEVINE & FELIX LLP

Morristown, New Jersey

March 14, 2005

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

_____________________________________________________________________________

	November 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 747,582	$ 650,836
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $57,904 as of November 30, 2004 and 2003, respectively	6,182,303	3,715,228
Inventories	4,099,937	3,977,482
Investments, available for sale, at fair value	440,198	19,440
Due from officer	-	400,000
Escrow with EDA	-	248,745
Prepaid expenses	1,107,347	185,920
Total Current Assets	12,577,367	9,197,651
Property and equipment – net	7,983,390	8,621,607
Other Assets	86,862	136,155
TOTAL ASSETS	$ 20,647,619	$ 17,955,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$ 5,000,000	$ 2,825,000
Current portion of long-term debt	399,907	856,523
Accounts payable and accrued expenses	2,839,352	1,664,584
Total Current Liabilities	8,239,259	5,346,107
Long-term debt – net of current portion	4,374,758	4,754,087
TOTAL LIABILITIES	12,614,017	10,100,194
Commitments
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 10,465,380 shares issued	104,654	104,654
Additional paid-in capital	5,296,388	5,296,388
Retained earnings	2,725,049	2,564,737
Accumulated other comprehensive income	37,511	19,440
	8,163,602	7,985,219
Less: Treasury stock, at cost – 125,000 shares	(130,000)	(130,000)
TOTAL STOCKHOLDERS' EQUITY	8,033,602	7,855,219
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 20,647,619	$ 17,955,413

The accompanying notes are an integral part of these consolidated financial statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
____________________________________________________________________________

	Years Ended November 30,
	2004	2003
Revenues, net	$ 21,882,409	$ 16,544,118
Cost of revenues	16,355,665	12,061,571
Gross Profit	5,526,744	4,482,547
Operating Expenses:
Selling expenses	1,500,674	1,238,151
General and administrative expenses	3,619,021	2,517,053
Bad debt expense (recovery), net of related expenses	262,871	(1,139,739)
Total operating expenses	5,382,566	2,615,465
Income from operations	144,178	1,867,082
Interest expense	(309,352)	(650,503)
Investment and other income	3,085	81,809
Gross rental income	339,924	341,897
Income before provision for income taxes	177,835	1,230,288
Provision for income taxes	17,523	-
NET INCOME	160,312	1,230,288

Earnings per common share:
Basic and diluted earnings per share	$.02	$.12
Average common shares outstanding	10,465,380	10,465,380

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED NOVEMBER 30, 2004 AND 2003

_____________________________________________________________________________

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earning	Other Comprehensive income (loss)	Treasury Stock	Total
December 1, 2002	10,465,380	$104,654	$5,296,388	$1,334,449	$96,236	$(130,000)	$6,701,727
Comprehensive income
Net income	-	-	-	1,230,288	-	-	1,230,288
Unrealized loss on securities	-	-	-	-	(76,796)	-	(76,796)
November 30, 2003	10,465,380	104,654	5,296,388	2,564,737	19,440	(130,000)	7,855,219
Comprehensive income
Net income	-	-	-	160,312	-	-	160,312
Unrealized gain on securities	-	-	-	-	18,071	-	18,071
November 30, 2004	10,465,380	$104,654	$5,296,388	$2,725,049	$37,511	$(130,000)	$8,033,602

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
_____________________________________________________________________________

	Years Ended November 30,
	2004	2003
Operating Activities:
Net income	$ 160,312	$ 1,230,288

Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	(7,904)	-
Depreciation and amortization	796,481	698,001
(Increase) decrease in assets:
Accounts receivable	(2,459,171)	(1,232,190)
Inventories	(122,455)	(868,664)
Prepaid expenses and other	(921,427)	(542,123)
Other assets	23,060	-
Escrow with EDA	248,745	(3,849)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,174,768	(304,337)
Net Cash Used in Operating Activities	(1,107,591)	(1,022,874)

Investing Activities:
Investments, available for sale	(2,687)	507,758
Surrender value of life insurance	-	(17,038)
Acquisition of property and equipment	(132,031)	(25,055)
Net Cash Used in (Provided by) Investing Activities	(134,718)	465,665

Financing Activities:
Proceeds from note payable	2,175,000	-
Proceeds from long-term debt	1,500,000	2,484,118
Repayment of long-term debt	(1,630,000)	(2,158,150)
Payments on notes payable and long-term debt	(705,945)	(914,718)
Net Cash Provided by (Used in) Financing Activities	1,339,055	(588,750)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,746	(1,145,959)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	650,836	1,796,795

CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 747,582	$ 650,836

Supplemental Disclosure of Cash Flow Information:

	November 30,
	2004	2003
Cash Paid For:
Interest	$309,352	$650,503
Taxes	2,000	-

Supplemental schedule of non-cash investing and financing activities:

The Company’s investments increased in fair value by $18,071 during the year ended November 30, 2004, and decreased in fair value by $76,796 during the year ended November 30, 2003.  This increase (decrease) was recorded as an unrealized holding gain (loss) as a component of stockholders’ equity.

An officer satisfied a loan by transferring $400,000 in securities to the Company during the year ended November 30, 2004.

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Laser Master International, Inc. and Subsidiaries (the Company) is presented to assist in understanding the Company’s financial statements.  These financial statements and notes are the representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of these financial statements.

Organization – The Company was founded in 1981 and prints for the textile and the gift wrap paper industries.  The Company sells its products throughout the United States through its direct sales force and resellers.  In addition, the Company has a real estate company that leases space in the factory building it owns to the Company and to unaffiliated two tenants.

Name and brief description of the Company’s wholly owned subsidiaries are summarized as follows:

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

The consolidated financial statements include the accounts of Laser Master International, Inc. and its wholly-owned subsidiaries (collectively the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United Stated of America. Outlined below are those policies considered particularly significant.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________ __________________________

Concentration of Credit Risks – Financial instruments that subject the Company to concentration of credit risk includes cash and accounts receivable.  The Company maintains accounts at several banks which at times, exceed federally insured limits.  The Company has not experienced any losses on such accounts.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  As of November 30, 2004 and 2003, three customers comprised 43% and two customers comprised 25% of accounts receivable, respectively.  Additionally, for the years ended November 30, 2004 and 2003, two unaffiliated customers comprised approximately 23% and one unaffiliated customer comprised approximately 19% of sales, respectively.

The Company purchases its merchandise both domestically and overseas.  For the years ended November 30, 2004 and 2003, the Company purchased 76% and 24% and 49% and 51% from domestic and foreign vendors, respectively.  Additionally, for November 30, 2004 and 2003, one vendor accounted for 35% and 25% of total purchases, respectively.

Short-Term Investments – The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management determines the appropriate clarification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.

The Company has classified its entire investment portfolio as available-for-sale.  Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders’ equity as other accumulated comprehensive income.  Fair value is generally determined by sales prices or bid and ask quotations that are available on a securities exchange registered with the security and exchange commission or in over-the-counter markets.  Securities available for sale are used as part of the Company’s asset management strategy and may be sold in response to changes in interest rates, the need to increase working capital and other factors.  Realized gains and losses are included in investment and other income.  The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments – The Company’s financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and loans payable approximate fair value due to the short-term nature of these items.   The carrying amounts of the current and long term notes payable approximate fair value since the debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

Inventories – Inventories which consist of raw materials, work in process and finished goods are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Property and Equipment – Deprecation of property and equipment is computed by the straight-line method at rates calculated to amortize cost over the estimated useful lives which approximate 31 1/2 years for buildings and building improvements and 7 to 10 years for machinery and equipment, computer equipment and furniture and fixtures.

Maintenance and repairs are charged to operations as incurred, while the cost of betterments and improvements is capitalized. The cost and related accumulated depreciation of assets sold or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in operations.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

Advertising – Advertising costs are expensed as incurred and amounted to $254,886 and $112,575 for the years ended November 30, 2004 and 2003, respectively.

Revenue Recognition –

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenues from merchandise sales are recorded when all four of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.  The Company reports its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and discounts.

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable.  In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts.  The Company has determined that an impairment loss does not need to be recognized for applicable assets through November 30, 2004 and 2003.

Shipping and Handling Costs – Shipping and handling costs billed to customers are recorded as revenue.  The costs associated with shipping goods to customers are recorded as delivery cost and are included in general and administrative expenses.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share – Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

Stock Options– The Company may periodically grant stock options to employees in accordance with the provisions of its stock option plans.  The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method.  FAS No. 123, “Accounting for Stock-Based Compensation”, establishes a fair value based method of accounting for stock-based compensation plans.  The Company has adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information.

 LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

Stock Options (Continued)

The Company may also periodically grant stock options to non-employees and are recorded at their fair value, as determined in accordance with FAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.  Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

New Accounting Pronouncements -

In April 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share”.  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 is effective for fiscal periods beginning after March 31, 2004.  The adoption of EITF 03-06 is not expected to have a material effect on the Company’s financial position or results of operations.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

New Accounting Pronouncements (Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”).  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  Among other provisions, the new rule requires that these costs should by recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43.  Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 15, 2005.  The adoption of this standard will not have any effect on the Company’s financial condition or result of operations.

In December 2004, the FASB issued Statement No 152, “Accounting for Real Estate Time-Sharing Transactions.”  This statement amends SFAS No. 66 (Accounting for Sales of Real Estate) and SFAS No. 67 (Accounting for Costs and Initial Rental Operations of Real Estate Projects).  This standard, which is effective June 15, 2005, is not applicable to the Company’s current operation.

In December 2004, the FASB issued SFAS No.153 “Exchange of Non-monetary Assets – an amendment of APB Opinion No. 29.” Statement No. 153 eliminates the exception to fair exchange of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in cash flows of the reporting entity. This standard, which is effective for exchanges of non-monetary assets occurring after June 15, 2005, is not applicable to the Company’s current operation.

The Emerging Issues Task Force (EITF) has reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives”.  This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant’s financial statements.  The adoption of the EITF did not impact the Company’s consolidated financial results.

Reclassifications – Certain items in the 2003 financial statements have been reclassified to conform to the presentation used in the 2004 financial statements.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at November 30, 2004 is comprised of: $493,755 of invoices that were entered into accounts payable in November 2004 but were not received into inventory until December 2004, $572,106 of actual prepaid invoices which included a deposit of $400,000 to one of the Company’s vendors, and miscellaneous prepaid expenses totaling $41,486.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2004	November 30, 2003
Raw materials	$ 281,763	$ 799,692
Work-in-progress	1,750,658	629,605
Finished goods	2,067,516	2,548,185
	$4,099,937	$3,977,482

NOTE 4 – INVESTMENTS AVAILABLE FOR SALE

The cost, accumulated other comprehensive income and fair value of investments, classified as available for sale consist of the following:

	November 30, 2004

	Cost	Accumulated Other Comprehensive Income	Fair Value
Common stock	$295,341	$18,581	$313,922
Bonds	107,346	18,930	126,276
	$402,687	$37,511	$440,198

	November 30, 2003

	Cost	Accumulated Other Comprehensive Income	Fair Value
Common stock	$ -	$19,440	$ 19,440

The common stock at November 30, 2003 had $0 as the cost basis.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	November 30, 2004	November 30, 2003
Land	$ 215,000	$ 215,000
Building and improvements	5,878,567	5,739,757
Machinery and equipment	11,632,713	11,675,089
Computer equipment, furniture and fixtures	401,342	365,745
	18,127,622	17,995,591
Less; accumulated depreciation	10,144,232	9,373,984
	$ 7,983,390	$ 8,621,607

Depreciation and amortization expense related to property and equipment totaled $796,481 and $698,001 for the years ended November 30, 2004 and 2003, respectively.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 6 – NOTE PAYABLE

As of November 30, 2004 and 2003, the Company has a line of credit with its bank of up to $5,000,000 and $3,000,000, respectively, limited to 80% of eligible accounts receivable and 50% of eligible inventory.  Interest is payable at a rate of ¼% below the prime rate (4.75% and 3.75% at November 30, 2004 and 2003, respectively).  The line of credit is secured by all of the Company’s assets.  The line of credit requires the Company to maintain specified covenants pertaining to tangible net worth and ratio of funds from operations to cash uses.  As of November 30, 2004 and 2003, the Company was in compliance with these covenants.  As of November 30, 2004 and 2003, the Company borrowed $5,000,000 and $2,825,000, respectively, under the line-of-credit arrangement.

NOTE 7 – LONG-TERM DEBT

Long-term debt as of November 30, 2004 and 2003 is comprised of the following:

	2004	2003
a) A NJ EDA Tax Exempt Bond with interest payable at 72% of the LIBOR rate, requiring annual principal payments of $400,000 or $405,000 on August 1, through maturity on August 1, 2004, collateralized by an eight color printing press. This was satisfied with a refinancing during 2004.	-	$ 405,000
b) A NJ EDA Tax Exempt Bond with interest payable at 72% of the LIBOR rate requiring annual principal payments of $110,000 or $115,000 on August 1, through maturity on August 1, 2014 secured by a first mortgage on the factory building. This was satisfied with a refinancing during 2004.	-	1,225,000
c) A mortgage with a financial institution in the amount of $1,225,000, due July 27, 2014, secured by a second mortgage on the factory building. The mortgage requires monthly payments of $9,800, plus interest at 1.75% above the monthly LIBOR rate (3.93% as of November 30, 2004).	$1,136,800	-
d) A mortgage with a bank in the amount of $4,000,000, due June 27, 2018, secured by a first mortgage on the factory building. The mortgage requires monthly payments of $22,222 plus interest at 2.25% above the monthly LIBOR rate (4.43% and 2.87% at November 30, 2004 and 2003, respectively).	3,622,222	3,888,889
Capital lease obligations	15,643	91,721
	$4,774,665	$5,610,610
Less; current portion	399,907	856,523
	$4,374,758	$4,754,087

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 7 – LONG-TERM DEBT (CONTINUED)

During 2003, the Company was contingently liable to Fleet Bank (now Bank of America) for letters of credit in the approximate amount of $414,000 issued in conjunction with the New Jersey EDA Tax Exempt Bonds which financed the Company’s  factory building and an eight color press.  Fleet Bank had a first lien on the assets of Harrison Realty and second and third liens on Flexo-Craft.  During 2003, the Company refinanced its line of credit and second mortgage and was in violation of certain financial covenants for the year ended November 30, 2003. However, the Company received a waiver from the bank

Minimum annual payments on long-term debt are as follows:

Year ending November 30,
2005	$ 384,264
2006	384,264
2007	384,264
2008	384,264
2009	384,264
Thereafter	2,837,702
Total	$4,759,022
Less; current portion	384,264
$4,374,758

NOTE 8 – CAPITAL LEASE OBLIGATIONS

The Company has entered into several leases for equipment.  The leases are classified as capital leases.  Accordingly, assets have been capitalized and have the following book value at November 30, 2004 and 2003:

	2004	2003
Machinery and equipment	$1,184,440	$1,184,440
Less; accumulated depreciation	666,157	546,427
	$ 518,283	$ 638,013

Depreciation expense for assets under capital leases was $119,730 for each year ended November 30, 2004 and 2003.

Obligations under capital leases as of November 30, 2004 and 2003 are summarized as follows:

	2004	2003
Capital lease obligations	$15,643	$91,721
Less; current portion	15,643	76,078
	$ -	$15,643

As of November 30, 2004, future minimum payments required under capital leases for subsequent years are as follows:

Year ending November 30, 2005	$16,865
Less; amount representing interest	1,222
Present value of lease obligations	$15,643

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 9 – INCOME TAXES

The tax provision for income taxes consists of the following:

	Years ended November 30,
	2004	2003
Current:
Federal	$ 7,523	$ -
State and local	10,000	-
	$17,523	$ -

Income tax expense attributed to income from continuing operations differed from the amounts computed by applying the US Federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	Years ended November 30,
	2004		2003
Computed “expected” tax expense	$60,463	34%	$418,298	34%
Increase (reduction) in income taxes resulting from:
Change in the valuation allowance for deferred tax assets	(54,315)	(27%)	(225,000)	(18%)
State and local income taxes, net of federal income tax benefit	6,700	1%	-	-
True-up relating to federal and state income tax, net operating loss carryforwards and miscellaneous	4,675	1%	(193,298)	(16%)
	$17,523	9%		-

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 9 – INCOME TAXES (CONTINUED)

The tax effects of significant differences that comprise deferred tax assets were as follows:

	November 30,
	2004	2003
Deferred tax assets:
Accounts receivable, allowance for doubtful accounts	$ 19,500	$ 23,000
Sales returns	19,500	-
Federal net operating loss carryforwards	382,260	460,435
State net operating loss carryforwards	148,425	99,565
Total deferred tax assets	569,685	583,000

Deferred tax liabilities:

Property and equipment, differences in depreciation	373,000	332,000
Net deferred tax assets	196,685	251,000
Valuation allowance	(196,685)	(251,000)
	$ -	$ -

As of November 30, 2004, the Company has federal net operating losses of approximately $1,124,000, which expire in various years through 2023, available to offset future taxable income.  The Company has no provision for Federal income taxes due to the utilization of $229,929 of net operating loss carryforwards for the year ended November 30, 2004.  The Federal income tax provision for the year ended November 30, 2004 pertains to the write-off of a prior year Federal income tax receivable.

As of November 30, 2004, the Company has New Jersey net operating loss carryforwards of approximately $1,645,768 available to offset future New Jersey taxable income.  The State of New Jersey enacted legislation suspending the use of New Jersey net operating loss carryforwards for the fiscal years ending November 30, 2004 and 2003.  The Company may offset up to 50% of its New Jersey taxable income for fiscal year-end November 30, 2005 by its available New Jersey net operating loss carryforward.

In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be realized.  The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making the assessment.  Based upon historical taxable losses and the uncertainty of future projected taxable income, management believes it is more likely than not that the Company will not realize the benefits of the deductible differences of its net deferred tax assets.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

During the year ended November 30, 2003, all the Company’s outstanding stock options expired, including those granted pursuant to the terms of certain employment and other agreements. Thus during the current fiscal year there were no outstanding common stock equivalents.

The calculation of basic and diluted earnings per share for the years ended November, 2004 and 2003 is as follows:

	2004	2003

Net income available to common shares owners	$160,312	$1,230,288
Average common shares outstanding	10,465,380	10,465,380
Net earnings per share	$.02	$.12

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company sells its products to an entity owned by an officer of the Company.  Total sales to this company amounted to $1,229,067 and $387,139 for the years ended November 30, 2004 and 2003, respectively. The Company had a balance due from the entity of $653,117 and $244,536 as of November 30, 2004 and 2003, respectively.

During the year ended November 30, 2004, the Company received $400,000 in various securities from an officer in satisfaction of a loan.

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company adopted a non-qualified deferred compensation plan for key employees which is payable upon the employee’s retirement or death.  As of November 30, 2004 and 2003, the plan is funded through the purchase of corporate owned life insurance policies less premiums paid.

The Company established a 401(k) salary deferred benefit plan covering all employees who have met certain requirements.  The plan provides for discretionary employer matching contributions in a percentage determined by the Company on an annual basis.  The Company did not match employee contributions for the years ended November 30, 2004 and 2003, respectively.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 13 – LITIGATION

The Company is currently dealing with an outstanding claim by one of its vendors against the Company for approximately $500,000.  The claim is currently in arbitration.  The Company’s management vigorously disputes the allegations, and based upon advice from council, believes that there are no merits of the case and expect a favorable outcome.

The Company is involved in other legal proceedings and is subject to various claims that arise in the normal course of business.  The Company’s management does not expect that the results in any of these proceedings or claims, including the claim in arbitration, will have a material adverse effect on its consolidated financial position or results of operations.

During the year ended November 30, 2003, the Company had a bad debt recovery, net of direct expenses of $1,139,739, which was the result of a settlement with Amazon.com.

NOTE 14 – GROSS RENTAL INCOME

The Company’s real estate division (Harrison First Realty Corp.) owns and operates a factory building in Harrison, New Jersey.  There are two unaffiliated tenants currently occupying 41% of the space. The expenses related to this company are included as part of general and administrative expenses in the statement of operations, and amounted to $373,650 and $409,997 for the years ended November 30, 2004 and 2003, respectively.

NOTE 15 – OPERATING LEASES

The Company entered into an operating lease with one of its tenants for its factory space expiring December 31, 2007.  The lease provides for annual rent to the Company of $235,840 for 2005, $249,240 for 2006 and $262,640 for 2007.

NOTE 16 – INDUSTRY SEGMENT INFORMATION

The Company operates primarily in the printing industry and leases a portion of the real estate it owns.

Following is a summary of segment information for the years ended November 30, 2004 and 2003:

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 16 – INDUSTRY SEGMENT INFORMATION (CONTINUED)

	2004	2003
Revenues from unaffiliated customers:
Printing	$21,882,409	$17,747,609
Real estate	339,924	341,897
Total	$22,222,333	$18,089,506

Operating income (loss):
Printing	$ 289,849	$ 1,867,082
Real estate	186,728	(68,100)
Total	$ 476,577	$ 1,798,982

Identifiable property, plant and equipment:
Printing	$13,236,158	$12,040,834
Real estate	4,891,464	5,954,757
Total	$18,127,622	$17,995,591

Capital expenditures:
Printing	$ 120,181	$ 25,055
Real estate	11,850	-
Total	$ 132,031	$ 25,055

Depreciation:
Printing	$ 621,979	$ 511,677
Real estate	148,271	181,384
Total	$ 770,250	$ 693,061

NOTE 17 – EMPLOYMENT CONTRACT

The Company’s five year employment agreement with the Company’s president for an annual salary of $70,000 ended in August of 2004 and has not been renewed.  The Company currently does not have an employment agreement with the Company’s Chairman of the Board, CEO, who draws an annual salary of $217,000.

NOTE 18 – STOCK REPURCHASE PROGRAM

In December 1999, the Company announced a $500,000 common stock buy-back program for use in connection with employee stock options plans and other corporate purposes.  In addition, the Board of Directors authorized the purchase of 400,000 shares of the Company’s common stock for use in connection with various corporate purposes.  As of November 30, 2004 and 2003, 275,000 shares have been retired and 125,000 shares remain in treasury.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 19 – UNAUDITED QUARTERLY RESULTS OF OPERATIONS

	February 29,	May 31,	August 31,	November 30,
	2004	2004	2004	2004
Revenues	$3,414,449	$4,260,729	$4,754,822	$9,452,409
Gross Profit	956,929	747,383	934,854	2,887,578
Net income	36,483	35,218	15,567	73,044
Net income applicable to common stockholders	36,483	35,218	15,567	73,042
Income per common share:
Net income applicable to common stockholders – basic and diluted	$.003	$.003	$.002	$.01

	February 28,	May 31,	August 31,	November 30,
	2003	2003	2003	2003
Revenues	$3,228,421	$3,021,153	$4,357,179	$5,937,365
Gross Profit	611,726	1,041,303	771,010	2,058,508
Net income	844,736	27,882	20,780	336,890
Net income applicable to common stockholders	844,736	27,882	20,780	73,044
Income per common share:
Net income applicable to common stockholders – basic and diluted	$.08	$.007	$.002	$.03

Revenues, and consequently Gross profit, increased in the quarter ending November 30, 2004 due to the impact of the holiday season and due to an improving economy, efforts to diversify our customer base and expansion of our product line.

The net income for the quarters ending February 28, 2003 and November 30, 2003 was increased by $765,000 and $374,739, respectively, from a significant recovery on a lawsuit against Amazon.com

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES

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

(b) Changes in internal controls.

Not applicable.

ITEM 8B. OTHER INFORMATION.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became our director or executive officer.

Name	Age	Position

Mendel Klein	73	Chief Executive Officer and Chairman of the Board
Abraham Klein	43	President
Leah Klein	69	Vice President, Secretary and Director
Mirel Spitz	46	Vice - President, Director

The members of our board of directors are elected annually and hold office until their successors are elected and qualified. Our officers are chosen by and serve at the pleasure of its board of directors.

Mendel Klein and Leah Klein are husband and wife. Abraham Klein is the son of Mendel and Leah Klein. Mirel Spitz is the daughter of Mendel and Leah Klein.

Our officers, directors and holders of 10% or more of our common stock are not subject to Section 16 of the Securities Exchange Act of 1934 because we do not have a class of securities registered under that Act.

Code of Ethics

We have not adopted a code of ethics for our principal executive officer and senior financial officers. The board of directors intends to hold these officers to the highest ethical standards in their conduct of our business, but it does not believe that for a small company like ours formal exhortations to that effect are effective or contribute to that objective. The board of directors also believes that publishing a laundry list of specific prohibitions would be counter-productive, as it would detract from the board of director's objective by encouraging the attitude that all conduct not specifically prohibited is permitted.

ITEM 10. EXECUTIVE COMPENSATION

This summary compensation table shows certain compensation information for services rendered in all capacities during each of the prior three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs
Mendel Klein, Chief Executive Officer, Chairman of the Board	2004	$217,000	-	-	-	-
	2003	$125,000	-	-	-	-
	2002	$125,000	-	-	-	-

Abraham Klein, President	2004	$133,000	-	-	-
	2003	$70,000
	2002	$70,000	-	-	-

Leah Klein, Vice President, Secretary and Director	2004	-	-	-	-
	2003	-
	2002	-	-	-	-
			-	-	-
Mirel Spitz, Vice President, Director	2004		-	$55,200	-	-
	2003	-	-	$55,200	-	-
	2002	-	-	$55,200	-	-

Officers participate in life, accident and hospitalization insurance, provided for all key employees, and have the use of Company owned automobiles. No officer has a contract of employment with the Company.

Compensation of Directors

No director receives or has received any compensation from us for serving on the board of directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of May 6, 2004, information about equity securities we believe to be owned of record or beneficially by

•

each of our directors;

•

each person who owns beneficially more than 5% of any class of our outstanding equity securities; and

•

all of our directors and executive officers as a group.

Shareholder’s Name and Address	Number of Shares Owned	Percent
Mendel Klein	3,625,000	34.6%
Abraham Klein	-
Herschel Klein	795,000	7.6%
Dov Klein	795,000	7.6%
Leah Klein	-
Mirel Spitz	-
All officers and directors as a group (3 persons)	5,215,000	49.8%

The beneficial owners of securities listed above have sole investment and voting power with respect to such shares. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

During the year ended November 30, 2004 we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company sells its products to an entity owned by Hershel Klein, who is currently an officer of the Company.  Total sales to this company amounted to $1,229,067 and $387,139 for the years ended November 30, 2004 and 2003, respectively. The Company had a balance due from the entity of $653,117 and $244,536 as of November 30, 2004 and 2003, respectively.

During the year ended November 30, 2004, the Company received $400,000 in various securities from Mendel Klein in satisfaction of a loan.

PART IV

ITEM 13. EXHIBITS

N/A

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: The Company has paid its principal accountants $35,000  and $32,000 in audit fees for the audit of the Company's annual financial statements and review of financial statements included in its Form 10-KSB for 2004 and 2003, respectively.

TAX FEES: The Company has not paid its principal accountant any fees for tax audit-related fees, tax compliance, tax advice, tax planning or other fees for 2004 and 2003.

All engagements of our auditors are approved by the Board of Directors before the accountant is engaged to render audit or non-audit services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laser Master International Inc.

(Registrant)

By:

/s/ Mendel Klein

Mendel Klein, Chairman of the Board,

Dated: May 17, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Mendel Klein	Chief Executive Officer, Chief Financial Officer and Director	May 17, 2005
Mendel Klein

/s/Abraham Klein	President and Director	May 17, 2005
Abraham Klein

/s/ Hershel Klein	Director	May 17, 2005
Hershel Klein

/s/Dov Klein

Dov Klein	Director	May 17, 2005

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

We did not send any annual report covering our last fiscal year to security holders, and did not send any proxy statement, form of proxy or other proxy soliciting material to more than ten of our security holders with respect to any annual or other meeting of security holders.