Form 10QSB
period 2005-02-28
LASER MASTER INTERNATIONAL INC
filed 2005-07-27
CIK 700892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

or

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

YES |X| NO |  |

As of July 25, 2005, the Registrant had outstanding 10,465,380 shares of common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

______________________________________________________________________

	February 28, 2005	November 30, 2004
ASSETS	(unaudited)
Current Assets:
Cash	$ 217,373	$ 747,582
Accounts receivable, net of allowance for doubtful accounts of $50,000 as of February 28, 2005 and November 30, 2004	3,385,543	6,182,303
Inventories	5,311,914	4,099,937
Investments, at fair value	455,859	440,198
Prepaid expenses and other current assets	1,023,634	1,107,347
Total Current Assets	10,394,323	12,577,367
Property and equipment – net	7,925,103	7,983,390
Other Assets	85,975	86,862
TOTAL ASSETS	$ 18,405,401	$ 20,647,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$ 4,700,000	$ 5,000,000
Current portion of long term debt	388,175	399,907
Accounts payable and accrued expenses	921,559	2,839,352
Total Current Liabilities	6,009,734	8,239,259
Long Term Liabilities:
Long-term debt – net of current portion	4,278,692	4,374,758
TOTAL LIABILITIES	10,288,426	12,614,017
Commitments
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 10,465,380 shares issued and outstanding	104,654	104,654
Additional paid-in capital	5,296,388	5,296,388
Accumulated comprehensive income	53,172	37,511
Retained earnings	2,792,761	2,725,049
	8,246,975	8,163,602
Less: Treasury stock, at cost – 125,000 shares	(130,000)	(130,000)
TOTAL STOCKHOLDERS' EQUITY	8,116,975	8,033,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,405,401	$ 20,647,619

The accompanying notes are an integral part of these financial statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

______________________________________________________________________

	For the three month period ended
	February 28, 2005	February 29, 2004
Revenues, net	$ 4,662,392	$ 3,414,449
Cost of Revenues	3,467,584	2,457,520
Gross Profit	1,194,808	956,929
Operating Expenses:
Selling expenses	337,832	193,731
General and administrative expenses	802,644	732,104
Total operating expenses	1,140,476	925,835
Income from operations	54,332	48,848
Interest expense	(111,441)	(65,489)
Investment and other income	-	601
Gross rental income	127,321	71,277
Income before provision for income taxes	70,212	37,483
Provision for income taxes	2,500	1,000
NET INCOME	67,712	36,483

Earnings per common share	$.006	$.003
Common shares used in computing per share amounts	10,465,380	10,465,380

The accompanying notes are an integral part of these financial statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

______________________________________________________________________

	For the three month period ended
	February 28, 2005	February 29, 2004
Operating Activities:
Net income	$ 67,712	$ 36,483
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	159,441	172,800
(Increase) decrease in assets:
Accounts receivable	2,796,757	1,091,441
Inventories	(1,211,977)	(1,448,654)
Prepaid expenses and other current assets	83,713	(103,367)
Other assets	887	(56,159)
Escrow	-	(130,077)
Short-term investments	-	19,440
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,917,790)	217,115
Net Cash Used in Operating Activities	(21,257)	(200,978)
Investing Activities:
Acquisition of property and equipment	(101,154)	(40,473)
Reduction in accumulated comprehensive income	-	(19,440)
Net Cash Used in Investing Activities	(101,154)	(59,913)
Financing Activities:
Payments of new and existing long-term debt	( 107 798)	(158,388)
Advances and payments on notes payable	(300,000)	175,000
Net Cash Used in (Provided by) Financing Activities	(407,798)	16,612
NET DECREASE IN CASH	(530,209)	(244,279)

CASH – BEGINNING OF PERIOD	747,582	650,836
CASH – END OF PERIOD	$ 217,373	$ 406,557

Supplemental Disclosure of Cash Flow Information:

	February 28, 2005	February 29, 2004
Cash Paid For:
Interest	$111,441	$65,489
Taxes	$ 7,500	$ -

Supplemental schedule of non-cash investing and financing activities:

The Company’s investments increased in fair value by $15,661 during the three months ended February 28, 2005.  This increase was recorded as an unrealized holding gain as a component of stockholders’ equity.

The accompanying notes are an integral part of these financial statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________

NOTE 1 – MANAGEMENT REPRESENTATIONS

The consolidated financial statements include the accounts of Laser Master International Inc. and its wholly owned subsidiaries (collectively the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at February 28, 2005 and the results of operations and cash flows for all periods presented.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2004, and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-KSB.

The results reflected in the interim periods, are not necessarily indicative of the results of the entire fiscal year to end on November 30, 2005.

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

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

NOTE 2 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) Share-Based Payments (SFAS No. 123(R)), which replaces SFAS No. 123 and supercedes APB No. 25.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  In April 2005, the SEC issued a press release that revised the required date of adoption under SFAS 123(R).  The new rule allows companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005.  The Company is required to adopt SFAS 123(R) effective December 1, 2005 and is not applicable to the Company’s current operations.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at February 28, 2005 is comprised of: $257,849 of invoices that were entered into accounts payable in February 2005 but were not received into inventory until March 2005, $712,358 of actual prepaid invoices which included a deposit of $400,000 to one of the Company’s vendors, and miscellaneous prepaid expenses totaling $53,427.

Prepaid expenses at November 30, 2004 is comprised of: $493,755 of invoices that were entered into accounts payable in November 2004 but were not received into inventory until December 2004, $572,106 of actual prepaid invoices which included a deposit of $400,000 to one of the Company’s vendors, and miscellaneous prepaid expenses totaling $41,486.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	February 28, 2005	November 30, 2004
Raw materials	$ 367,804	$ 281,763
Work-in-progress	2,385,248	1,750,658
Finished goods	2,558,862	2,067,516
	$5,311,914	$4,099,937

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	February 28, 2005	November 30, 2004
Land	$ 215,000	$ 215,000
Building and improvements	5,894,940	5,878,567
Machinery and equipment	11,705,256	11,632,713
Computer equipment, furniture and fixtures	413,580	401,342
	18,228,776	18,127,622
Less: accumulated depreciation	10,303,673	10,144,232
	$ 7,925,103	$ 7,983,390

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

NOTE 6 – NOTE PAYABLE

As of February 28, 2005 and November 30, 2004, the Company has a line of credit with its bank of up to $5,000,000, limited to 80% of eligible accounts receivable and 50% of eligible inventory.  Interest is payable at a rate of ¼% below the prime rate (5.25% and 4.75% at February 28, 2005 and November 30, 2004, respectively).  The line of credit is secured by all of the Company’s assets.  The line of credit requires the Company to maintain specified covenants pertaining to tangible net worth and ratio of funds from operations to cash uses.  As of February 28, 2005 and November 30, 2004, the Company was in compliance with these covenants.  As of February 28, 2005 and November 30, 2004, the Company borrowed $4,700,000 and $5,000,000, respectively, under the line-of-credit arrangement.

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following:

a)    A mortgage with a financial institution in the amount of $1,225,000, due July 27, 2014.  The mortgage requires monthly payments of $9,800, plus interest at 1.75% above the monthly LIBOR rate (4.32% as of February 28, 2005 and 3.93% as of November 30, 2004).  At February 28, 2005 and November 30, 2004, the outstanding balance was $1,107,400 and $1,136,800, respectively.

b)    A mortgage with a bank in the amount of $4,000,000, due June 27, 2018.  The mortgage requires monthly payments of $22,222 plus interest at 2.25% above the monthly LIBOR rate (4.82% at February 28, 2005 and 4.43% at November 30, 2004).  At February 28, 2005 and November 30, 2004, the outstanding balance was $3,555,556 and $3,622,222, respectively.

c)    Capital lease obligations of $3,911 and $15,643 as of February 28, 2005 and November 30, 2004, respectively.

Minimum annual payments on long-term debt are as follows:

Year ending November 30,

2005 (9 months)	$ 288,198
2006	384,264
2007	384,264
2008	384,264
2009	384,264
Thereafter	2,841,613
Total	$4,666,867
Less: current portion	388,175
$4,278,692

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

NOTE 8 – INCOME TAXES

As of February 28, 2005, the Company had net federal operating loss carryforwards, available to offset future taxable income, of approximately $1,056,000 which expire in various years through 2023.

As of February 28, 2005, the Company has New Jersey net operating loss carryforwards,

available to offset future New Jersey taxable income, of approximately $1,578,000.  The State of New Jersey enacted legislation suspending the use of New Jersey net operating loss carryforwards for the fiscal years ending November 30, 2004 and 2003.  The Company may offset up to 50% of its New Jersey taxable income for fiscal year-end November 30, 2005 by its available New Jersey net operating loss carryforward.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

The calculation of basic and diluted earnings per share for the periods ended February 28, 2005 and February 29, 2004 is as follows:

	2005	2004
Net income available to common shares owners	$67,712	$36,483
Average shares outstanding	10,465,380	10,465,380
Net earnings per share	$.006	$.003

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company sells its products to an entity owned by an officer of the Company.  Total sales to this company amounted to $0 and $208,784 for the three months ended February 28, 2005 and February 29, 2004, respectively.  The Company had a balance due from the entity of $61,212 and $653,117 as of February 28, 2005 and November 30, 2004, respectively.

The Company had an outstanding loan form an officer of $400,000 as of February 29, 2004.  During the year ended November 30, 2004, the Company received various securities in satisfaction of the loan.

NOTE 11 – GROSS RENTAL INCOME

The Company’s real estate subsidiary (Harrison First Realty Corp.) owns and operates a factory building in Harrison, New Jersey.  There are two unaffiliated tenants currently occupying 41% of the space. The expenses related to this company are consolidated as part of general and administrative expenses in the statement of operations, and amounted to $133,653 and $93,450 for the three months ended February 28, 2005 and February 29, 2004, respectively.

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

Overview

Historically our principal business has been printing for the textile and gift wrap paper industry using a computerized laser printing system. We have experienced significant price competition from low-cost printing operations in other countries, particularly China, and in response to this competitive pressure we diversified our customer base to national retail chain stores, and broadened our product line into different types of packaging products and pre-gift wrap products. We also sourced a portion of our product line from China. We expect that portion of our business to continue to increase.

Three months ended February 28, 2005 compared to three months ended February 29, 2004.

Revenues increased from $3,414,449 for the three months ended February 29, 2004 to $4,662,392 for the three months ended February 28, 2005. We believe the increase was due to a combination of an improving economy and our efforts to diversify our customer base and expand our product line as described above. Cost of revenues were up slightly as a percentage of revenues from $2,457,520 (72.0% of revenues) for the three months ended February 29, 2004 to $3,467,584 (74.4% of revenues) for the three months ended February 28, 2005. Our gross margin for three months ended February 28, 2005 was 25.6%, compared to 28.0 % during the corresponding quarter of the prior year, reflecting increased competition from other companies sourcing production from low-cost countries such as China. Selling expenses increased from $193,731 (5.7% of revenue) for the three months ended February 29, 2004 to $337,832 (7.2% of revenue) for the three months ended February 28, 2005. The increase was due to increased commission expense as more of our sales were made through commissioned sales agents. General and administrative expenses increased from $714,350 for the three months ended February 29, 2004 to $802,644 for the fiscal year ended November 30, 2004. However, these expenses represented a lower percentage of revenue (20.9% during the three months ended February 29, 2004 vs. 17.2% for the three months ended February 28, 2005). Interest expense increased from $65,489 for the three months ended February 29, 2004 to $111,441 for the three months ended February 28, 2005 primarily because of higher interest rates. Gross rental income increased from $53,523 for the three months ended February 29, 2004 to $127,321 for the three months ended February 28, 2005 because a larger part of our facility was rented to others in the latter period.

Liquidity and Capital Resources.

For the three months ended February 28, 2005 operations required cash flow of $21,257, primarily to finance an increase in our inventories due to increased sales volumes, and to reduce our accounts payable. We also applied $101,154 to the purchase of property and equipment, reduced the balance on our outstanding bank line of credit by $300,000 and reduced our long-term debt by $107,798. The principal source of cash to meet these requirements was a reduction in our accounts receivable of $2,796,760 as a result of cash collections from our seasonal and holiday sales in the last quarter. We also drew on available cash, reducing cash to $217,373 as of the end of the quarter compared to $747,582 at the beginning of the quarter.

Liquidity is sustained principally through funds provided from operations and bank lines of credit to provide additional sources of capital when required. Working capital as of February 28, 2005 was $4,384,589.  Inventories are up as a percentage of our current assets as of the close of the quarter (approximately 28.9 % as of February 28,

2005 versus approximately 19.9% as of November 30, 2005), and accounts receivable are down as percentage of current assets as of that date (approximately 18.4% as of February 28, 2005 versus approximately 29.9% as of November 30, 2004). Since our financing arrangements allow us to borrow only 50% against inventory compared to 80% against the accounts receivable, these changes evidence some decline in liquidity.

Borrowings under our $5 million line of credit with our bank were at $4,700,000 as of the end of the quarter. As a result of significant collections on our accounts receivable, cash plus accounts receivable was only approximately 60% of our current liabilities. However an additional $300,000 is available under our line of credit, and our investments of $455,859 are readily marketable securities. We believe we will be able to meet our cash requirements for the next 12 months without additional financing based on current projected sales.

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

Reserves for Uncollectible Accounts. At February 28, 2005, our accounts receivable balance was  approximately $3.4 million. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. During the three months ended February 28, 2005, we did not make any changes in our $50,000 reserve for uncollectible accounts. We wrote off no receivables during the three months ended February 28, 2005.

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

LASER MASTER INTERNATIONAL, INC.

Date: July 26, 2005	/s/ Mendel Klein
Mendel Klein
Chief Executive Officer and Chief Financial 0fficer