Form 10QSB
period 2005-05-31
LASER MASTER INTERNATIONAL INC
filed 2005-08-15
CIK 700892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

YES |X| NO |  |

As of July 29, 2005, the Registrant had outstanding 10,465,380 shares of common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

______________________________________________________________________

	May 31, 2005(unaudited)	November 30, 2004 (audited)
ASSETS
Current Assets:
Cash	$ 571,918	$ 747,582
Accounts receivable, net of allowance for doubtful accounts of $50,000 as of May 31, 2005 and November 30, 2004	2,359,199	6,182,303
Inventories	5,043,979	4,099,937
Investments, at fair value	454,183	440,198
Prepaid expenses and other current assets	1,055,073	1,107,347
Total Current Assets	9,484,352	12,577,367
Property and equipment – net	7,779,564	7,983,390
Other Assets	87,938	86,862
TOTAL ASSETS	$17,351,854	$ 20,647,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$ 3,750,000	$ 5,000,000
Current portion of long term debt	384,264	399,907
Accounts payable and accrued expenses	882,351	2,839,352
Total Current Liabilities	5,016,615	8,239,259
Long Term Liabilities:
Long-term debt – net of current portion	4,182,625	4,374,758
TOTAL LIABILITIES	9,199,240	12,614,017
Commitments
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 10,465,380 shares issued and outstanding	104,654	104,654
Additional paid-in capital	5,296,388	5,296,388
Accumulated comprehensive income	43,585	37,511
Retained earnings	2,837,987	2,725,049
	8,282,614	8,163,602
Less: Treasury stock, at cost – 125,000 shares	(130,000)	(130,000)
TOTAL STOCKHOLDERS' EQUITY	8,152,614	8,033,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,351,854	$ 20,647,619

The accompanying notes are an integral part of these financial statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

______________________________________________________________________

	For the three month period ended		For the six month period ended
	May 31, 2005 (unaudited)	May 31, 2004 (unaudited)	May 31, 2005 (unaudited)	May 31, 2004 (unaudited)
Revenues, net	$3,942,498	$4,211,656	$8,604,890	$7,626,105
Cost of Revenues	2,781,969	3,011,027	6,249,553	5,468,547
Gross Profit	1,160,529	1,200,629	2,355,337	2,157,558
Operating Expenses:
Selling expenses	369,594	272,279	707,426	466,010
General and administrative expenses	763,427	932,535	1,567,071	1,664,639
Total operating expenses	1,134,021	1,204,814	2,274,497	2,130,649
Income from operations	26,508	(4,185)	80,840	26.909
Interest expense	(118,347)	(69,194)	(229,788)	(134,683)
Investment and other income	8,451	2,164	8,451	2,765
Gross rental income	131,119	107432	258,440	178,709
Income before provision for income taxes	47,731	36,217	117,943	73,700
Provision for income taxes	2,500	3,000	5,000	2,000
NET INCOME	45,231	35,217	112,943	71,700

Earnings per common share	$.004	$.003	$.010	$.007
Common shares used in computing per share amounts	10,465,380	10,465,380	10,465,380	10,465,380

The accompanying notes are an integral part of these financial statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

______________________________________________________________________

	For the six months ended
	May 31, 2005	May 31, 2004
Operating Activities:
Net income	$ 112,943	$ 71,700
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	320,022	345,600
Realized gains & losses	(7,911)	-
(Increase) decrease in assets:
Accounts receivable	3,823,104	1,037,174
Inventories	(944,042)	(562,601)
Prepaid expenses and other current assets	52,274	(369,431)
Other assets	1,076	(59,229)
Escrow	-	248,745
Short-term investments	-	19,440
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,957,006)	(646,882)
Net Cash Provided by Operating Activities	1,398,308	84,516
Investing Activities:
Acquisition of property and equipment	(116,196)	(67,268)
Reduction in accumulated comprehensive income	-	(19,440)
Net Cash Used in Investing Activities	(116,196)	(86,708)
Financing Activities:
Proceeds from issuance of long-term debt	-	1,500,000
Payments and payoff of old long-term debt	-	(1,630,000)
Payments of new and existing long-term debt	(207,776)	(364,454)
Proceeds from Note Payable	900,000	175,000
Payments of Note Payable	(2,150,000)	-
Net Cash Used in (Provided by) Financing Activities	(1,457,776)	(319,454)
NET DECREASE IN CASH	(175,664)	(321,646)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	747,582	650,836
CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 571,918	$ 329,190

Supplemental Disclosure of Cash Flow Information:

	May 31, 2005	May 31, 2004
Cash Paid For:
Interest	$229,788	$134,683
Taxes	$ 7,500	$ -

Supplemental schedule of non-cash investing and financing activities:

The Company’s investments increased in fair value by $6,074 during the six months ended May 31, 2005.  This increase was recorded as an unrealized holding gain as a component of stockholders’ equity.

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

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at May 31, 2005 and the results of operations and cash flows for all periods presented.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2004, and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-KSB.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at May 31, 2005 is comprised of: $428,218 of invoices that were entered into accounts payable in May 2005 but were not received into inventory until June 2005, $565,824 of actual prepaid invoices which included a deposit of $400,000 to one of the Company’s vendors, and miscellaneous prepaid expenses totaling $61,031.

Prepaid expenses at November 30, 2004 is comprised of: $493,755 of invoices that were entered into accounts payable in November 2004 but were not received into inventory until December 2004, $572,106 of actual prepaid invoices which included a deposit of $400,000 to one of the Company’s vendors, and miscellaneous prepaid expenses totaling $41,486.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	May 31, 2005	November 30, 2004
Raw materials	$ 337,118	$ 281,763
Work-in-progress	2,158,287	1,750,658
Finished goods	2,548,574	2,067,516
	$5,043,979	$4,099,937

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	May 31, 2005	November 30, 2004
Land	$ 215,000	$ 215,000
Building and improvements	5,896,440	5,878,567
Machinery and equipment	11,705,256	11,632,713
Computer equipment, furniture and fixtures	427,122	401,342
	18,243,818	18,127,622
Less: accumulated depreciation	10,464,254	10,144,232
	$ 7,779,564	$ 7,983,390

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

NOTE 6 – NOTE PAYABLE

As of May 31, 2005 and November 30, 2004, the Company has a line of credit with its bank of up to $5,000,000, limited to 80% of eligible accounts receivable and 50% of eligible inventory.  Interest is payable at a rate of ¼% below the prime rate ( 5.75% and 4.75% at May 31, 2005 and November 30, 2004, respectively).  The line of credit is secured by all of the Company’s assets.  The line of credit requires the Company to maintain specified covenants pertaining to tangible net worth and ratio of funds from operations to cash uses.  As of May 31, 2005 and November 30, 2004, the Company was in compliance with these covenants.  As of May 31, 2005 and November 30, 2004, the Company borrowed $3,750,000 and $5,000,000, respectively, under the line-of-credit arrangement.

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following:

a)    A mortgage with a financial institution in the amount of $1,225,000, due July 27, 2014.  The mortgage requires monthly payments of $9,800, plus interest at 1.75% above the monthly LIBOR rate ( 4.81% as of May 31, 2005 and 3.93% as of November 30, 2004).  At May 31, 2005 and November 30, 2004, the outstanding balance was $1,078,000 and $1,136,800, respectively.

b)    A mortgage with a bank in the amount of $4,000,000, due June 27, 2018.  The mortgage requires monthly payments of $22,222 plus interest at 2.25% above the monthly LIBOR rate ( 5.31% at May 31, 2005 and 4.43% at November 30, 2004).  At May 31, 2005 and November 30, 2004, the outstanding balance was $3,488,889 and $3,622,222, respectively.

c)    Capital lease obligations of $15,643 as of November 30, 2004

Minimum annual payments on long-term debt are as follows:

Year ending November 30,

2005 (6 months)	$ 192,132
2006	384,264
2007	384,264
2008	384,264
2009	384,264
Thereafter	2,837,701
Total	$4,566,889
Less: current portion	384,264
$4,182,625

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

NOTE 8 – INCOME TAXES

As of May 31, 2005 the Company had net federal operating loss carryforwards, available to offset future taxable income, of approximately $1,011,000 which expire in various years through 2023.

As of May 31, 2005 the Company has New Jersey net operating loss carryforwards, available to offset future New Jersey taxable income, of approximately $1,556,000.  The State of New Jersey enacted legislation suspending the use of New Jersey net operating loss carryforwards for the fiscal years ending November 30, 2004 and 2003.  The Company may offset up to 50% of its New Jersey taxable income for fiscal year-end November 30, 2005 by its available New Jersey net operating loss carryforward.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

The calculations of basic and diluted earnings per share for the three and six month periods ended May 31, 2005 and 2004 are as follows:

	For the three month period ended		For the six month period ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income available to common shares owners	$45,231	$35,217	$112,943	$71,700
Average shares outstanding	10,465,380	10,465,380	10,465,380	10,465,380
Net earnings per share	$.004	$.003	$.010	$.007

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company sells its products to an entity owned by an officer of the Company.  Total sales to this company amounted to $0 and $208,784 for the six months ended May 31, 2005 and 2004, respectively.  The Company had a balance due from the entity of $17,457 and $653,117 as of May 31, 2005 and November 30, 2004, respectively.

The Company had an outstanding loan from an officer of $400,000 as of February 29, 2004.  During the year ended November 30, 2004, the Company received various securities in satisfaction of the loan.

NOTE 11 – GROSS RENTAL INCOME

The Company’s real estate subsidiary (Harrison First Realty Corp.) owns and operates a factory building in Harrison, New Jersey.  There are two unaffiliated tenants currently occupying 41% of the space. The expenses related to this company are consolidated as part of general and administrative expenses in the statement of operations, and amounted to $273,433 and $223,030 for the six months ended May 31, 2005 and 2004, respectively.

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

The results discussed below do not reflect the impact of the most financially burdensome provisions of the Sarbanes-Oxley Act, since those provisions have not yet become applicable to us. We understand there is still uncertainty as to how the requirements of Sarbanes-Oxley will be applied to small companies like ours, but the costs of those requirements will be substantial when they become applicable to us. In addition, the Public Companies Accounting Oversight Board has begun to examine closely the extent to which auditors of publicly held companies may perform activities that may be regarded as accounting functions rather than auditing functions. The result of this increased oversight is likely to be higher accounting and auditing fees due to an increase in the amount of interaction needed between our accountants and our auditing firm.

Three months ended May 31, 2005 compared to three months ended May 31, 2004.

Revenue was down approximately 6.4% for the quarter ended May 31, 2005 ($3,942,610 for the three months ended May 31, 2005 compared to $4,211,656 for the three months ended May 31, 2004) because the company had one large non-recurring sale in the quarter ending May 31, 2004.   Our gross margin for the three months ended May 31, 2005 was 29.4% compared to  28.5% for the three months ended May 31, 2004. Margins experienced during the 2005 quarter are in line with margins we have historically experienced. Selling expenses for the three months ended May 31, 2005 increased from $272,279 (6.4% of revenue) for the three months ended May 31, 2004 to $369,594 (9.4% of revenue) for the three months ended May 31, 2005 because we incurred  increased costs to develop new designs and products for our showroom. General and administrative expenses  decreased as a percentage of revenue, decreasing from  $932,535 ( 22.1% of revenue) for the three months ended May 31, 2004 to $763,427 (19.4% of revenue) for the three months ended May 31, 2005. The reason for the decrease is that by outsourcing more of our products we are able to reduce some of our in-house administrative expenses.

Interest expense nearly doubled as a percentage of revenue, increasing from $69,194, or 1.6% of revenue for the three months ended May 31, 2004 to $118,347, or 3% of revenue for the three months ended May 31, 2005. This increase was due to higher rates on our variable rate bank borrowing. Rental income increased from $107,432 for the three months ended May 31, 2004 to $131,119 for the three months ended May 31, 2005 as a result of an increase in the amount of space  rented to third parties.

Six months ended May 31, 2005 compared to six months ended May 31, 2004.

Revenues increased from $7,626,105 for the six months ended May 31, 2004 to $8,604,890 for the six months ended May 31, 2005. The entire increase was due to higher revenue during the first quarter of the 2005 fiscal year. We believe the increase was due to a combination of an improving economy and our efforts to diversify our customer base and expand our product line as described above. Cost of revenues were substantially unchanged as a percentage of revenues from $5,468,547 (71.7% of revenues) for the six months ended May 31, 2004 to $6,249,553 (72.6% of revenues) for the six months ended May 31, 2005. Our gross margin for six months ended May 31, 2005 was 27.4%, compared to 28.3% during the corresponding period of the prior year. Selling expenses increased from $466,010 (6.1% of revenue) for the six months ended May 31, 2004 to $707,426 (8.2% of revenue) for the six months ended May 31, 2005. The increase was due to increased commission expense as more of our sales were made through commissioned sales agents, and increased costs to develop new designs and products for our showroom. General and administrative expenses declined from $1,664,639 for the six months ended May 31, 2004 to $1,567,071 for the six months ended May 31, 2005. These expenses represented a smaller percentage of revenue (18.2% during the six months ended May 31, 2005 vs. 21.8 % for the three months ended May 31, 2004). The reason for the decrease is that by outsourcing more of our products we are able to reduce some of our in-house administrative expenses. Interest expense increased from $134,683 for the six months ended May 31, 2004 to $229,788 for the six months ended May 31, 2005 primarily because of higher interest rates. Gross rental income increased from $178,709 for the six months ended May 31, 2004 to $258,440 for the six months ended May 31, 2005 because a larger part of our facility was rented to others in the latter period.

Liquidity and Capital Resources.

For the  six months ended May 31, 2005 operations produced cash flow of $1,398,308. Net collections of accounts receivable produced $3,823,104 in cash flow, and a reduction in prepaid expenses produced an additional $52,274. We applied $944,042 to increase inventories and $1,957,006 to reduce our accounts payable and accrued expenses. We also applied $116,196 to the purchase of property and equipment, and reduced the balance on our outstanding bank  loans by $1,457,776. We drew on available cash, reducing cash to $571,918 as of the end of the quarter compared to $747,582 at the beginning of the  year.

Liquidity is sustained principally through funds provided from operations and bank lines of credit to provide additional sources of capital when required. Working capital as of May 31, 2005 was $4,468,737.  Inventories are up as a percentage of our current assets as of the close of the quarter (approximately 53.2% as of May 31, 2005 versus approximately 32.6% as of November 30, 2004), and accounts receivable are down as percentage of current assets as of that date (approximately 24.9 % as of February 28, 2005 versus approximately 49.2 % as of November 30, 2004). Since our financing arrangements allow us to borrow only 50% against inventory compared to 80% against the accounts receivable, these changes evidence some decline in liquidity.  Current inventory levels represent more than three months of revenues, and are higher than we would wish, which is a reflection of the reduced sales volume during the quarter ended May 31, 2005.

Borrowings under our $5 million line of credit with our bank were at $3,750,000 as of the end of the quarter. As a result of significant collections on our accounts receivable, cash plus accounts receivable was only approximately 58% of our current liabilities. However an additional $1,250,000 is available under our line of credit, and our investments of $454,183 are readily marketable securities. We believe we will be able to meet our cash requirements for the next 12 months without additional financing based on current projected sales.

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

Reserves for Uncollectible Accounts. At May 31, 2005, our accounts receivable balance was  approximately $2,359,200. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. During the three months ended May 31, 2005, we did not make any changes in our $50,000 reserve for uncollectible accounts. We wrote off no receivables during the three months ended May 31, 2005.

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

Item 3.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer who is also the chief financial officer concluded that except as indicated below our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our chief executive officer who is also the chief financial officer also concluded that except as described below our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. He also concluded, however, that our ability to file timely reports was being adversely affected by difficulties in getting a timely response from our outside accounting firm and in coordination between the outside accounting firm and our auditors in completing review of our financial statements.. Following completion of our financial statements for the fiscal year ended November 30, 2004, our chief financial officer determined that while transactions were being appropriately recorded, some of the steps required for preparation of our reports, such as closing of the books at the end of each quarter were not being completed in a timely fashion. During the fiscal year ended November 30, 2004 we hired Mayer Rispler & Company, a public accounting firm, to assist in bringing our reports current. However, our quarterly report for the three months ended February 28, 2005 was filed some three months after its due date, and our quarterly report for the three months ended May 31, 2005 is being filed some three weeks after its due date. We have been assured by Mayer Rispler & Company that preparation of our financial statements will be handled in a more timely fashion going forward.

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

LASER MASTER INTERNATIONAL, INC.

Date: August 15, 2005	/s/ Mendel Klein
Mendel Klein
Chief Executive Officer and Chief Financial 0fficer