Form 10QSB
period 2005-08-31
LASER MASTER INTERNATIONAL INC
filed 2006-01-09
CIK 700892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

or

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

YES |X| NO |  |

As of December 26, 2005, the Registrant had outstanding 10,465,380 shares of common stock, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

______________________________________________________________________

	August 31, 2005 (unaudited)	November 30, 2004 (audited)
ASSETS
Current Assets:
Cash	$ 1,000,179	$ 747,582
Accounts receivable, net of allowance for doubtful accounts of $100,000 as of August 31, 2005 and $50,000 as of November 30, 2004	3,763,828	6,182,303
Inventories	4,483,383	4,099,937
Investments, at fair value	466,453	440,198
Prepaid expenses and other current assets	1,453,908	1,107,347
Total Current Assets	11,167,751	12,577,367
Property and equipment – net	7,641,516	7,983,390
Other Assets	87,561	86,862
TOTAL ASSETS	$18,896,828	$ 20,647,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable	$ 4,450,000	$ 5,000,000
Current portion of long term debt	384,264	399,907
Accounts payable and accrued expenses	1,783,710	2,839,352
Total Current Liabilities	6,617,974	8,239,259
Long Term Liabilities:
Long-term debt – net of current portion	4,086,558	4,374,758
TOTAL LIABILITIES	10,704,532	12,614,017
Commitments
Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 10,465,380 shares issued and outstanding	104,654	104,654
Additional paid-in capital	5,296,388	5,296,388
Accumulated comprehensive income	54,180	37,511
Retained earnings	2,867,074	2,725,049
	8,322,296	8,163,602
Less: Treasury stock, at cost – 125,000 shares	(130,000)	(130,000)
TOTAL STOCKHOLDERS' EQUITY	8,192,296	8,033,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,896,828	$ 20,647,619

The accompanying notes are an integral part of these financial statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

______________________________________________________________________

	For the three month period ended		For the nine month period ended
	August 31, 2005 (unaudited)	August 31, 2004 (unaudited)	August 31, 2005 (unaudited)	August 31, 2004 (unaudited)
Revenues, net	$5,501,526	$4,754,822	$14,106,416	$12,380,927
Cost of Revenues	4,102,900	3,371,613	10,352,453	8,840,160
Gross Profit	1,398,626	1,383,209	3,753,963	3,540,767
Operating Expenses:
Selling expenses	426,075	395,368	1,133,501	861,398
General and administrative expenses	949,559	982,807	2,516,630	2,647,446
Total operating expenses	1,275,634	1,378,195	3,650,131	3,508,844
Income (loss) from operations	22,992	(5,014)	103,832	31,923
Interest expense	(122,950)	(77,404)	(352,738)	(212,087)
Investment and other income	3,096	117	11,547	2,882
Rental income	128,447	89,482	386,887	268,191
Income before provision for income taxes	31,585	17,209	149,528	90,909
Provision for income taxes	2,500	1,000	7,500	3,000
NET INCOME	$ 29,085	$ 16,209	$ 142,028	$ 87,909

Earnings per common share	$.003	$.002	$.014	$.008
Common shares used in computing per share amounts	10,465,380	10,465,380	10,465,380	10,465,380

The accompanying notes are an integral part of these financial statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

______________________________________________________________________

	For the nine months ended
	August 31, 2005	August 31, 2004
Operating Activities:
Net income	$ 142,028	$ 87,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480,302	522,155
Unrealized gains	(9,582)	-
Allowance for doubtful accounts	50,000	-
(Increase) decrease in assets:
Accounts receivable	2,368,475	532,012
Inventories	(383,446)	(494,562)
Prepaid expenses and other current assets	346,561	(228,067)
Other assets	(699)	530
Escrow	-	248,745
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,055,649)	(437,367)
Net Cash Provided by Operating Activities	1,244,868	231,355
Investing Activities:
Acquisition of property and equipment	(138,428)	(87,355)
Net Cash Used in Investing Activities	(138,428)	(87,355)
Financing Activities:
Proceeds from issuance of long-term debt	-	1,500,000
Payments and payoff of old long-term debt	-	(1,630,000)
Payments of new and existing long-term debt	(303,843)	(625,521)
Proceeds of (Payments of) Notes Payable	(550,000)	175,000
Net Cash Used in (Provided by) Financing Activities	(853,843)	(580,521)
NET INCREASE (DECREASE) IN CASH	252,597	(436,521)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	747,582	650,836
CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 1,000,179	$ 214,315

Supplemental Disclosure of Cash Flow Information:

	August 31, 2005	August 31, 2004
Cash Paid For:
Interest	$352,738	$212,087
Taxes	7,500	-

Supplemental schedule of non-cash investing and financing activities:

The Company’s investments increased in fair value by $16,669 during the nine months ended August 31, 2005.  This increase was recorded as an unrealized holding gain as a component of stockholders’ equity.

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

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at August 31, 2005 and the results of operations and cash flows for all periods presented.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2004, and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-KSB.

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

In May, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections -- A Replacement of APB Opinion No. 20 and FASB Statement No. 3." Statement No 154 changes the requirement for the accounting for and reporting of a change in accounting principles. The statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement is not expected to have a material effect on the Company's results of operations.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at August 31, 2005 are comprised of: $586,138 of invoices related to inventory that were entered into accounts payable in August 2005 but were not sold or received into inventory until September or October 2005, $847,310 of actual prepaid invoices related to inventory which included a deposit of $300,000 to one of the Company’s vendors, and miscellaneous prepaid expenses totaling $20,460.

Prepaid expenses at November 30, 2004 was comprised of: $493,755 of invoices related to inventory that were entered into accounts payable in November 2004 but were not received into inventory until December 2004, $572,106 of actual prepaid invoices related to inventory which included a deposit of $400,000 to one of the Company’s vendors, and miscellaneous prepaid expenses totaling $41,486.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	August 31, 2005	November 30, 2004
Raw materials	$ 293,837	$ 281,763
Work-in-progress	1,783,021	1,750,658
Finished goods	2,406,525	2,067,516

$4,483,383	$4,099,937

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	August 31, 2005	November 30, 2004
Land	$ 215,000	$ 215,000
Building and improvements	5,918,672	5,878,567
Machinery and equipment	11,705,256	11,632,713
Computer equipment, furniture and fixtures	427,122	401,342
	18,266,050	18,127,622
Less: accumulated depreciation	10,624,534	10,144,232
	$ 7,641,516	$ 7,983,390

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

NOTE 6 – NOTE PAYABLE

As of August 31, 2005 and November 30, 2004, the Company has a line of credit with its bank of up to $5,000,000, limited to 80% of eligible accounts receivable and 50% of eligible inventory.  Interest is payable at a rate of ¼% below the prime rate (6.25 % and 4.75% at August 31, 2005 and November 30, 2004, respectively).  The line of credit is secured by all of the Company’s assets.  The line of credit requires the Company to maintain specified covenants pertaining to tangible net worth and ratio of funds from operations to cash uses.  As of August 31, 2005 and November 30, 2004, the Company was in compliance with these covenants.  As of August 31, 2005 and November 30, 2004, the Company borrowed $4,450,000 and $5,000,000, respectively, under the line-of-credit arrangement.

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following:

a)

A mortgage with a financial institution in the amount of $1,225,000, due July 27, 2014.  The mortgage requires monthly payments of $9,800, plus interest at 1.75% above the monthly LIBOR rate (5.42 % as of August 31, 2005 and 3.93% as of November 30, 2004).  At August 31, 2005 and November 30, 2004, the outstanding balance was $1,048,600 and $1,136,800, respectively.

b)

A mortgage with its bank in the amount of $4,000,000, due June 27, 2018.  The mortgage requires monthly payments of $22,222 plus interest at 2.25% above the monthly LIBOR rate (5.92 % at August 31, 2005 and 4.43% at November 30, 2004).  At August 31, 2005 and November 30, 2004, the outstanding balance was $3,422,222 and $3,622,222, respectively.

Minimum annual payments on long-term debt are as follows:

Year ending November 30,

2005 (3 months)	$ 96,066
2006	384,264
2007	384,264
2008	384,264
2009	384,264
Thereafter	2,837,700
Total	$4,470,822
Less: current portion	384,264
$4,086,558

c)

Capital lease obligations of $15,643 as of November 30, 2004

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

NOTE 8 – INCOME TAXES

As of August 31, 2005 and November 30, 2004 the Company had net federal operating loss carryforwards, available to offset future taxable income, of approximately $979,000 which expire in various years through 2023.

As of August 31, 2005 and November 30, 2004, the Company has New Jersey net operating loss carryforwards, available to offset future New Jersey taxable income, of approximately $1,524,000.  The State of New Jersey enacted legislation suspending the use of New Jersey net operating loss carryforwards for the fiscal years ending November 30, 2004 and 2003.  The Company may offset up to 50% of its New Jersey taxable income for fiscal year-end November 30, 2005 by its available New Jersey net operating loss carryforward.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

The calculations of basic and diluted earnings per share for the three and nine month periods ended August 31, 2005 and 2004 are as follows:

	For the three month period ended		For the nine month period ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net income available to common shares owners	$29,085	$16,209	$142,028	$87,909
Average shares outstanding	10,465,380	10,465,380	10,465,380	10,465,380
Net earnings per share	$.003	$.002	$.014	$.008

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has in the past sold its products to an entity owned by Hershel Klein, an officer of the Company.  Mr. Klein established this entity to market products manufactured or sold by the Company, among other products, to various small Dollar Stores located in the metropolitan area after the Company determined that this was not a market it wished to pursue at the time. The Company subsequently determined that it did wish to pursue sales in this market, and thereafter sales to these stores were made directly by the Company. Total sales to Mr. Klein's company amounted to $0 and $556,946 for the nine months ended August 31, 2005 and 2004, respectively.  The Company had a balance due from the entity of $0 and $653,117 as of August 31, 2005 and November 30, 2004, respectively.

The Company had an outstanding loan from another officer of $400,000 as of February 29, 2004.  During the year ended November 30, 2004, the Company received various securities in satisfaction of the loan.

NOTE 11 – GROSS RENTAL INCOME

The Company’s real estate subsidiary (Harrison First Realty Corp.) owns and operates a factory building in Harrison, New Jersey.  There are two unaffiliated tenants currently occupying 41% of the space. The expenses related to this company are included as part of general and administrative expenses in the statement of operations, and amounted to $244,419 and $215,794 for the nine months ended August 31, 2005 and 2004, respectively.

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

On December 26, 2005, we entered into a contract to sell our plant in Harrison, New Jersey. This sale will significantly impact our future results of operations, since it will eliminate rental income and will also eliminate substantial amounts of interest expense as we intend to apply part or all of the proceeds to paying off our existing mortgage debt and borrowings on our line of credit.

Three months ended August 31, 2005 compared to three months ended August 31, 2004.

Revenue increased approximately 15.7% for the quarter ended August 31, 2005 ($5,501,526 for the three months ended August 31, 2005 compared to $4,754,822 for the three months ended August 31, 2004) because we were able to sell to a larger customer base.  Our gross margin for the three months ended August 31, 2005 was 24.4% compared to 29.1 % for the three months ended August 31, 2004 a smaller portion of our total sales was produced in our own production facility, while the labor and other costs of operating that production facility did not decrease proportionately. Selling expenses for the three months ended August 31, 2005 decreased as a percentage of revenue from $395,368 (8.3% of revenue) for the three months ended August 31, 2004 to $426,075 (7.7% of revenue) for the three months ended August 31, 2005. We do not regard this as a material variation. General and administrative expenses  were approximately the same for the three months ended August 31, 2005 as for the three months ended August 31, 2004. These expenses were lower as a percentage of revenue, (17.3% for the three months ended August 31, 2005 compared to 20.7% for the three months ended August 31, 2004) due almost entirely to the increase in revenue.

Interest expense increased both absolutely and as a percentage of revenue, increasing from $77,404, or 1.6% of revenue for the three months ended August 31, 2004 to $122,950, or 2.2% of revenue for the three months ended August 31, 2005. This increase was due to higher rates on our variable rate bank borrowing. Rental income increased from $89,482 for the three months ended August 31, 2004 to $128,447 for the three months ended August 31, 2005 as a result of an increase in the amount of space  rented to third parties.

Nine months ended August 31, 2005 compared to Nine months ended August 31, 2004.

Revenues increased from $12,380,927 for the nine months ended August 31, 2004 to $14,106,416 for the nine months ended August 31, 2005. We believe the increase was due to a combination of an improving economy and our efforts to diversify our customer base and expand our product line as described above. Cost of revenues were up slightly as a percentage of revenues from $8,840,160 (71.4% of revenues) for the nine months ended August 31, 2004 to $10,352,453 (73.4 % of revenues) for the nine months ended August 31, 2005. Our gross margin for nine months ended August 31, 2005 was 26.6%, compared to 28.6% during the corresponding period of the prior year. Selling expenses increased from $861,398 (7% of revenue) for the nine months ended August 31, 2004 to $1,133,501 (8.0% of revenue) for the nine months ended August 31, 2005. The increase was due to increased commission expense as more of our sales were made through commissioned sales agents, and increased costs to develop new designs and products for our showroom. General and administrative expenses declined from $2,647,446 for the nine months ended August 31, 2004 to $2,516,630 for the nine months ended August 31, 2005. These expenses represented a smaller percentage of revenue (17.8% during the nine months ended August 31, 2005 vs. 21.4% for the nine months ended August 31, 2004). The reason for the decrease is that by outsourcing more of our products we are able to reduce some of our in-house administrative expenses. Interest expense increased from $212,087 for the nine months ended August 31, 2004 to $352,738 for the nine months ended August 31, 2005 primarily because of higher interest rates. Gross rental income increased from $268,191 for the nine months ended August 31, 2004 to $386,887 for the nine months ended August 31, 2005 because a larger part of our facility was rented to others in the latter period.

Liquidity and Capital Resources.

For the  nine months ended August 31, 2005 our principal sources of cash were $142,028 in net income, and net collections of accounts receivable of $2,368,475. Principal uses of cash for operations included increasing our inventory by $383,446,  increasing our prepaid expenses and other current assets, by 346,561 and reducing our accounts payable and accrued expenses by $1,055,649. Operations produced cash flow of $1,244,868. We applied $138,428 to the purchase of property and equipment, and $853,843 to reducing the balance on our outstanding bank loans, leaving us with a net increase in cash of $252,597 for the nine months and a cash position of $1,000,179 as of the end of the period compared to $747,582 at the beginning of the year.

Liquidity is sustained principally through funds provided from operations and bank lines of credit to provide additional sources of capital when required. Working capital as of August 31, 2005 was  $4,549,777.  Inventories are up as a percentage of our current assets as of the close of the quarter (approximately 40.1% as of August 31, 2005 versus approximately 32.6% as of November 30, 2004), and accounts receivable are down as percentage of current assets as of that date (approximately 33.7% as of August 31, 2005 versus approximately 49.2 % as of November 30, 2004). Since our financing arrangements allow us to borrow only 50% against inventory compared to 80% against the accounts receivable, these changes evidence some decline in liquidity.  Current inventory levels continue to represent more than three months of revenues, and are higher than we would wish.

Borrowings under our $5 million line of credit with our bank were at $4,450,000 as of the end of the quarter. As a result of significant collections on our accounts receivable, cash plus accounts receivable was only approximately 72% of our current liabilities. However an additional $550,000 is available under our line of credit, and our investments of $466,453 are readily marketable securities. We believe we will be able to meet our cash requirements for the next 12 months without additional financing based on current projected sales.

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

Reserves for Uncollectible Accounts. At August 31, 2005, our accounts receivable balance was  approximately $3,863,828. Our accounting policy is to reserve for the accounts receivable of specific customers based on our assessment of certain customers' financial condition. We make these assessments using our knowledge of the industry and our past experiences. During the three months ended August 31, 2005, we added $50,000 to our reserve for uncollectible accounts.

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

Item 3.

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer who is also the chief financial officer concluded that except as indicated below our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our chief executive officer who is also the chief financial officer also concluded that except as described below our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. He also concluded, however, that our ability to file timely reports was being adversely affected by difficulties in getting a timely response from our outside accounting firm and in coordination between the outside accounting firm and our auditors in completing review of our financial statements.. Following completion of our financial statements for the fiscal year ended November 30, 2004, our chief financial officer determined that while transactions were being appropriately recorded, some of the steps required for preparation of our reports, such as closing of the books at the end of each quarter were not being completed in a timely fashion. As previously reported, during the fiscal year ended November 30, 2004 we hired Mayer Rispler & Company, a public accounting firm, to assist in bringing our reports current. However, our quarterly report for the three months ended February 28, 2005 was filed some three months after its due date, and our quarterly report for the three months ended May 31, 2005 was filed some three weeks after its due date. After the late filing for the second quarter, Mayer Rispler & Company assured us that preparation of our financial statements would L be handled in a more timely fashion going forward. However, that firm did not live up to its commitment, and we are considering replacing it.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

On December 27, 2005, we entered into a contract to sell its office and printing plant in Harrison New Jersey to Beechwood Mountain Realty LLC, an unrelated purchaser. The purchase price is $12,500,000. The contract is subject to various contingencies including physical inspections and engineering and environmental tests. The purchaser has 75 days to complete these inspections and tests, and is entitled to refuse to carry through the purchase if the results of the inspections and tests are not satisfactory to the purchaser in the purchaser's sole discretion.

At closing the Company and the purchaser are to enter into a lease under which the Company will occupy 53,600 square feet on the ground floor and 23,000 square feet on the second floor. The lease is to have a term of five years, with an option to renew for an additional five years, at a rental rate of $4.00 per square foot, to be increased by 2% every two years. The purchaser will have an option to recapture 14,000 square feet on the second floor on 16 months' notice to the Company.

The existing mortgage on the property of $9.5 million, including the outstanding balance on the Company's line of credit (which is also secured by that same mortgage) will be repaid from the proceeds of sale of the facility. The Company intends to use the remaining proceeds (expected to be approximately 2.5 million) for working capital and other general corporate purposes.

Item 6. Exhibits.

(a)          Exhibits

10

Agreement of Purchase and Sale of Real Estate relating to sale of Harrison facility

31

Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification

32

Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASER MASTER INTERNATIONAL, INC.

Date: January 9, 2006	/s/ Mendel Klein
Mendel Klein

Chief Executive Officer and Chief Financial 0fficer