Form 10KSB
period 2007-11-30
LASER MASTER INTERNATIONAL INC
filed 2008-08-25
CIK 700892

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended November 30, 2007

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

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X] .

The issuer's revenues for its most recent fiscal year were $22,665,207.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 13, 2008 is $1,362,449.40.

The number of shares outstanding of the issuer's common stock, par value $0.01, as of August 13, 2008 was 10,840,380.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

TABLE OF CONTENTS

PART I

3

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

4

ITEM 3.

LEGAL PROCEEDINGS

5

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5

PART II

5

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5

ITEM 6.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

5

ITEM 7.

FINANCIALSTATEMENTS

8

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES

21

ITEM 8A.

CONTROLS AND PROCEDURES

21

ITEM 8B.

OTHER INFORMATION.

21

PART III

21

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

21

ITEM 10.

EXECUTIVE COMPENSATION

22

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

24

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

24

PART IV

24

ITEM 13.

EXHIBITS

24

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

24

SIGNATURES

26

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General:

We are a New York corporation, founded in 1981. Our Corporate offices are located at 1000 First St. Harrison NJ 07029.

We print, market and sell gift wrap, gift bag and related general packaging material. We currently source our products from the USA, China and Other Countries. We have in house design, creative and prepress departments and also use outside sources for these services. Generally we have had no trouble finding domestic or overseas suppliers. We are experiencing price increases due to the exchange rate of the US dollar versus foreign currencies and the general cost increase of raw materials, energy and labor. When possible we try to buy raw materials at bulk discount prices and this requires secured payment and advance payments.

We sell our products to distributors and also direct to retail stores. We sell to high end retail chain stores and also to mass merchants, national dollar stores and others. Our business is somewhat seasonal. Historically sales are greater in the second half of our fiscal year as customers need more gift wrapping and general packaging products as the Christmas holiday season approaches.

We sell to approximately 85 customers. For the fiscal year ending November 30, 2007, three major customers constituted approximately 48% of our total sales. For the fiscal year ending November 30, 2006, three major customers constituted approximately 42% of our total sales. For the fiscal year ending November 30, 2007 and 2006  approximately 60% of our total purchases were from three major vendors. If we lose a significant portion of these sales or unable to use these vendors it may have an adverse affect on our business. We do not hold any patents, and there are no trademarks or licenses that are material to our business. No government approvals are required for our principal products or services. There are no existing or probable governmental regulations impacting our business other than Sarbanes-Oxley Act described in the Management's Discussion section below.

On June 29, 2006, we sold our Harrison, New Jersey building and manufacturing equipment for $12,912,337. We paid off all of our outstanding bank loans and bought two properties for a total of approximately $9,417,940 as a 1031 tax free exchange. In 2007, we invested in three real estate joint ventures. The real estate portion of the business is currently not producing a positive cash flow and a major portion of the properties are in the progress of being developed into commercial and residential space for occupancy starting in 2010. The success of these real estate projects is dependent on the general economic conditions and in particular the conditions of the real estate market.

COMPETITION

A number of companies are engaged in a business similar to ours, and we are subject to intense competition. Competition in our industry is based primarily on the ability to make timely delivery of products and, increasingly, on price. There is no assurance that other companies with greater resources will not engage in the same business.

EMPLOYEES

We currently employ 25 employees, 14 are in general and administrative functions and three are in the warehouse. We have good relations with our trade union, Local 1718 of the United Production Workers and have not had any strikes or work stoppages. We have eight sales representatives who visit our customers on a national basis.

BACKLOG OF ORDERS

We filled mostly all of our backlog orders during the fiscal year ended November 30, 2007, and we expect to be able to fill all of our current backlog orders during current fiscal year.

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

ITEM 2.

DESCRIPTION OF PROPERTIES

We own the following properties:

•

A building in Chicago, Illinois leased to a retailer. The lease is a 25 year triple net lease.

•

100 acres of land in Swan Lake, New York. We are in the process of obtaining the necessary permits to build approximately 200 residential units. We estimate that we will get the required permits by 2010. If we are not be able to obtain the necessary permits we will not be able to move forward with this project. However, we currently have no reason to expect that the permits will not be issued by the local authorities.

We also have a partial interest in three real estate joint ventures as detailed further in the Notes to the Consolidated Financial Statements.

ITEM 3.

LEGAL PROCEEDINGS

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was traded on the Pink Sheets. The following table shows the high and low bid prices for shares of our common stock for the periods noted, as reported by the Pink Sheets. Quotations reflect inter dealer prices, without retail markup, mark down, or commission, and may not represent actual transactions.

	2007		2006
	High	Low	High	Low

First Quarter	$.49	$.33	$.40	$.21
Second Quarter	$.49	$.31	$.36	$.28
Third Quarter	$.38	$.24	$.40	$.26
Fourth Quarter	$.35	$.24	$.45	$.31

As August 13, 2008, the reported bid price for our common stock was $0.12 per share.

As of August 13, 2008 we had 10,840,380 shares of common stock outstanding, held by 380 shareholders of record.

We have not paid cash dividends on our common stock in the past and we do not anticipate doing so in the foreseeable future.

Mr. Mendel Klein is the owner of 3,625,000 shares, and Hershel Klein and Dov Klein each owns 790,000 shares. Pursuant to Rule 144 of the 1933 Securities Act of 1933 as amended, each of these executives is permitted to sell a certain number of restricted shares every 3 months in brokers’ transactions. The amount of shares eligible for sale under Rule 144 during a 3 month period is subject to volume restrictions.

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

Our Auditors could not complete the audit of our financial statements as of November 30, 2006 and for the year then ended, because they did not receive satisfactory documents from the predecessor auditor to be able to confirm the balances as of the end of fiscal 2005. Accordingly, we are presenting unaudited financial statements as of

November 30, 2006 and for the year then ended. The predecessor auditor did not complete the audit of 2005 due to a fee dispute.

Overview

Historically our principal business has been printing for the textile and gift wrap paper industry using a computerized laser printing system. We have experienced significant price competition from low-cost printing operations in other countries, particularly China. In response to this competitive pressure we diversified our customer base to national retail chain stores, and broadened our product line into different types of packaging and gift wrap products. We currently purchase our products from the domestic USA markets, China and other countries. We have in house design, creative and prepress departments and also use outside sources for these services. Generally, we have had no trouble finding domestic or overseas suppliers. We are experiencing price increases due to the exchange rate of the US dollar versus foreign currencies and the general cost increase of raw materials, energy and labor.

Fiscal year ended November 30, 2007 compared to fiscal year ended November 30, 2006.

The major factor affecting our results of operations for the year ended November 30, 2006 was the gain we realized on sale of a building and nearly all of our machinery and equipment. If the effect of that transaction were disregarded, the $5,165,391 in income from operations shown on our 2006 income statement would instead have been a loss from operations of $2,668,380.

Revenues increased from $21,136,881 for the fiscal year ended November 30, 2006 to $22,665,207 for the fiscal year ended November 30, 2007. The increase was due to our efforts to diversify our customer base and expand our product line as described above. Cost of revenues decreased as a percentage of revenue from $16,526,375 (78.2% of revenues) for the fiscal year ended November 30, 2006 to $16,924,690 (74.7% of revenues) for the fiscal year ended November 30, 2007.

The increased cost of revenues in 2006 is due to the restructuring our business from a manufacturer to a wholesaler and therefore selling some of our raw material and other inventory at a discounted price.  Our gross margin for the fiscal year ended November 30, 2007 was 25.3%, compared to 21.8 % during the 2006 fiscal year. Selling expenses decreased 15% from $2,308,072 for the fiscal year ended November 30, 2006 to $1,971,670 for the fiscal year ended November 30, 2007, due to the company’s effort to reduce its show and design expenses. General and administrative expenses decreased from $4,881,903 for the fiscal year ended November 30, 2006 to $3,347,224 for the fiscal year ended November 30, 2007 due to restructuring costs incurred in 2006 and the continuous company efforts to reduce its general and administrative expenses in 2007.  Interest expense did not materially change in 2007 from 2006.

Liquidity and Capital Resources.

For the fiscal year ended November 30, 2007 we had cash provided by operating activities of $ 932,731. Cash flow from operations increased primarily due to the decrease in our accounts receivable and inventories. We reduced our inventories because we are monitoring our levels of inventories more closely and adjusting our purchasing accordingly. We also reduced certain sales that require us to stock non committed inventory. Our accounts receivable decreased because we are utilizing a factoring company to factor our accounts receivables.

We invested approximately $1.7 million in three real estate joint venture partnerships.

Liquidity is sustained principally through funds provided from operations and the factoring facility. Working capital as of November 30, 2007 and 2006 was $4,709,596 and $4,743,636.  Inventories have increased as a percentage of our current assets as of the close of the fiscal year (approximately 24% as of November 30, 2007 versus approximately 22% as of November 30, 2006), and accounts receivable are down as percentage of current assets as of that date (approximately 48% as of November 30, 2007 versus approximately 61% as of November 30, 2006).

Cash plus accounts receivable exceeded our current liabilities. We believe we will be able to meet our cash requirements for the next 12 months without additional financing based on current projected sales.

The company has arranged for a factoring facility of up to $5,000,000. The company agreed to offer for sale to the factor certain of its accounts. The factor has the absolute right in its sole discretion to reject any or all offered accounts. The factor may advance up to 85% of the face value of the invoices. The remaining 15% of balance is received when customer pays the invoice to the factor.

Each account is purchased by the factor without recourse against the Company. All losses incurred by the factor from the financial inability of the applicable account debtor to pay such account over and above any and all residual payments and reserve amounts offset shall be borne solely by the factor.

As of November 30, 2007 the factor charges the company 1% of the invoice amount if the customer repays the invoice within 60 days and 1.25% for up to 90 days.

For the purpose of securing the factor in the payment of any and all sums of money that may become due and owing to the factor. The company granted the factor a security interest in the company’s entire accounts receivable, inventory, deposit accounts, and general intangibles. The company finds this setup as a convenient and cost efficient way to turn its accounts receivable into cash on an as needed basis.

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

Basis of Presentation of Financial Statements - The financial statements included in this Form 10-K for the year ending November 30, 2007 and 2006, have been prepared by the Company in accordance with generally accepted accounting principles. The financial statements for the year ending November 30, 2007 are being presented as audited while the November 30, 2006 is unaudited.

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

Allowance for Doubtful Accounts – The company reserves for bad debts and creates its allowance by identifying specific Accounts Receivable by customer based upon age and collectibility. When an account is determined to be uncollectible, it is removed from the accounts receivable and the allowance is reduced.

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable.  In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts.  The Company has determined that an impairment loss does not need to be recognized for applicable assets through November 30, 2007 and 2006.

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

Income Taxes – The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.

ITEM 7.

FINANCIALSTATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Laser Master International, Inc.

Harrison, New Jersey

We have audited the accompanying balance sheet of Laser Master International, Inc. (“the Company”) as of November 30, 2007 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Master International, Inc. and the results of its operations and cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

August 25, 2008

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,
	2007	2006
	Audited	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$601,962	$434,592
Accounts receivable, net of allowance for doubtful accounts of $397,997and $583,007 as of November 30, 2007 and 2006, respectively	3,252,684	5,859,042
Inventories	1,607,866	2,118,225
Short-term investments, available for sale	52,392	42,402
Prepaid expenses and other current assets	1,425,889	1,072,745
Total Current Assets	6,940,793	9,527,006

Property and equipment – net	9,280,007	9,464,036
Investments	1,654,636	-
Other Assets	55,945	56,516
TOTAL ASSETS	$17,931,381	$19,047,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,554,628	$3,186,018
Accrued expenses	454,964	1,227,911
State income tax payable	62,823	45,794
Notes payable – related party	-	174.143
Current maturities of long-term debt	158,782	149,504
Total Current Liabilities	2,231,197	4,783,370

Long-term debt – net of current portion	6,342,358	5,243,187
Deferred Income	64,188	-
TOTAL LIABILITIES	8,637,743	10,026,557

Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 10,840,380 shares issued and outstanding	108,404	108,404
Additional paid-in capital	5,162,638	5,162,638
Retained earnings	4,006,269	3,744,492
Accumulated other comprehensive income	16,327	5,467
TOTAL STOCKHOLDERS' EQUITY	9,293,638	9,021,001
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$17,931,381	$19,047,558

The accompanying notes are an integral part of these consolidated financial statements.

LASER MASTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended November 30,
	2007	2006
	Audited	Unaudited
Revenues, net	$22,665,207	$21,136,881
Cost of revenues	16,924,690	16,526,375
Gross Profit	5,740,517	4,610,506
Operating Expenses:
Selling expenses	1,971,670	2,308,072
General and administrative expenses	3.347,224	4,881,903
Depreciation and amortization expense	229,628	88,911
Loss (gain) on sale of property and equipment	556	(7,833,771)
Total operating expenses	5,549,078	(554,885)
Income from operations	191,439	5,165,391

Other (Income) and Expenses:
Interest expense	399,314	445,360
Interest Income	(2,181)	(36,476)
Rental income	(484,500)	(343,293)
Total Other (Income ) and Expenses	(87,367)	65,591

Income before provision for income taxes	278,806	5,099,800
Income tax expense	17,029	45,794
Net Income	261,777	5,054,006

Other Comprehensive Income:
Unrealized gain (loss) on securities	10,860	(59,034)
Comprehensive Income	$272,637	$4,994,972

Earnings per common share:
Basic and diluted earnings per share	$0.02	$0.47
Weighted average common shares outstanding	10,840,380	10,840,380

The accompanying notes are an integral part of these consolidated financial statements.

LASER MASTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED NOVEMBER 30, 2007 AND 2006

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive income (loss)	Total
Balance at November 30, 2005 (unaudited)	10,465,380	$104,654	$5,166,388	($1,309,514)	$64,501	$4,026,029
Shares for Services	375,000	3,750	(3,750)	-	-	-
Net income	-	-	-	5,054,006	-	5,054,006
Unrealized loss on securities	-	-	-	-	(59,034)	(59,034)
Balance at November 30, 2006 (unaudited)	10,840,380	108,404	5,162,638	3,744,492	5,467	9,021,001
Net income	-	-	-	261,777	-	261,777
Unrealized gain on securities	-	-	-	-	10,860	10,860
Balance at November 30, 2007 (audited)	10,840,380	$108,404	$5,162,638	$4,006,269	$16,327	$9,293,638

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,
	2007	2006
	Audited	Unaudited
Cash Flows From Operating Activities:
Net income	$261,777	$5,054,006
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful accounts	268,752	240,296
Depreciation and amortization	229,628	88,911
Realized gain on investments, available for sale	-	(49,167)
Gain on sale of property and equipment	-	(7,833,771)
Changes in operating assets and liabilities:
Accounts receivable	2,337,606	658,814
Inventories	510,358	2,971
Prepaid expenses and other current asset	(244,632)	(512,370)
Other assets	(107,638)	(13,134)
Accounts payable and accrued expenses	(2,404,337)	1,598,950
State income tax payable	17,029	45,794
Deferred income	64,188
Net Cash Provided by (Used in) Operating Activities	932,731	(718,700)

Cash Flows From Investing Activities:
Proceeds from the sale of investments, available for sale	-	425,653
Investment in real estate joint ventures	(1,654,637)	-
Acquisition of property and equipment	(45,029)	(9,417,940)
Proceeds from sale of property and equipment	-	12,912,337
Net Cash Provided by (Used in) Investing Activities	(1,699,666)	3,920,050

Cash Flows From Financing Activities:
Net proceeds (payments) on notes payable – related party	(174,143)	174,143
Proceeds from long-term debt	1,257,951	5,692,691
Payments on long-term debt	(149,503)	(9,624,756)
Net Cash Provided by (Used in) Financing Activities	934,305	(3,757,922)

Net Increase (Decrease) in Cash and Cash Equivalents	167,370	(556,572)
Cash and Cash Equivalents – beginning of period	434,592	991,164

Cash and Cash Equivalents – end of period	$ 601,962	$ 434,592

        Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
Interest	$399,314	$399,360
Taxes	-	-
Non-Cash Investing Activities:
Unrealized gain (loss) on investments, available for sale	$10,860	$(59,034)

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Organization – The Company was founded in 1981 and sells gift wrap, gift bags and general packaging. The Company sells its products throughout the United States through its direct sales force and resellers.

Name and brief description of the Company’s trade names and wholly owned subsidiaries are summarized as follows:

Trade Names:

Flexo-Crafts Prints Inc.

Harrison First Realty Corp.

Passport Papers Inc.

East River Arts Inc.

Wholly-owned Subsidiaries:

1540 57 LLC

This company owns 100 acres of land in Swan Lake, New York.

SCP 2006-C23-033 LLC

This company owns a building in Chicago, Illinois which is leased to a retailer.

Basis of presentation - The consolidated financial statements include the accounts of Laser Master International, Inc. and its wholly-owned subsidiaries (collectively the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts – The company reserves for bad debts and creates its allowance by identifying specific Accounts Receivable by customer based upon age and collectibility. When an account is determined to be uncollectible, it is removed from the accounts receivable and the allowance is reduced.

Concentration of Credit Risks – Financial instruments that subject the Company to concentration of credit risk include cash and accounts receivable.  The Company maintains accounts at several banks which at times, exceed federally insured limits.  The Company has not experienced any losses on such accounts.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Short-Term Investments – The Company’s short-term investments consist of equity mutual funds.   The Company has classified its entire investment portfolio as available-for-sale.  Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders’ equity as other accumulated comprehensive income.  Fair value is generally determined by sales prices or bid and asks quotations that are available on a securities exchange registered with the security and exchange commission or in over-the-counter markets.  Securities available for sale are used as part of the Company’s asset management strategy and may be sold in response to changes in interest rates, the need to increase working capital and other factors.  Realized gains and losses are included in investment and other income.  The cost of securities sold is based on the specific identification method.  For the year ended November 30, 2007 the Company did not recognize any gain or loss from the sale of investments.  For the year ended November 30, 2006 the Company recognized a gain of $49,169.

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

Inventories – Inventories which consist of mostly finished goods are stated at the lower of cost or market, with cost being determined by the weighted average first-in, first-out method.

Factored Accounts Receivable - The Company has a factoring facility of up to $5,000,000. The factor may advance up to 85% of the face value of the invoices. The remaining 15% of balance is received when customer pays the invoice to the factor. The fees related to factoring receivables are recorded as a component of general and administrative expenses.  As of November 30, 2007 and 2006 the total amount due from the factor was $518,077 and $343,727, respectively, which is recorded as a component of prepaids and other current assets.

Property and Equipment – Deprecation of property and equipment is computed by the straight-line method at rates calculated to amortize cost over the estimated useful lives which approximate 39 years for buildings and building improvements and 5 to 10 years for machinery and equipment, computer equipment and furniture and fixtures. Maintenance and repairs are charged to operations as incurred, while the cost of betterments and improvements is capitalized. The cost and related accumulated depreciation of assets sold or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable.  In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts.  The Company has determined that an impairment loss does not need to be recognized for applicable assets through November 30, 2007 and 2006.

Investments –  Investments consist of real estate joint ventures.  The Company accounts for the investments under the equity method.

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

Income Taxes – The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.

Earnings Per Share – Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

New Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – INVESTMENTS

As of November 30, 2007, the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture.  As of November 30, 2007 the Company contributed $421, 970 to the joint venture which represented 32% of the total capital of the joint venture.  For the year ended November 30, 2007 there were no earnings or losses in the joint venture for the Company to recognize.

As of November 30, 2007 the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture.  As of November 30, 2007 the Company contributed $457,667 to the joint venture which represented 33% of the total capital of the joint venture.  For the year ended November 30, 2007 there were no earnings or losses in the joint venture for the Company to recognize.

As of November 30, 2007 the Company is a 7.75%  member of a limited liability corporation which is a real estate joint venture.  As of November 30, 2007 the Company contributed $775,000 to the joint venture which represented 21% of the total capital of the joint venture.  For the year ended November 30, 2007 there were no earnings or losses in the joint venture for the Company to recognize.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of November 30,:

	2007	2006
Prepaid Insurance	$48,122	$36,775
Prepaid Inventory	451,178	692,243
Receivable due from Factor	518,077	343,727
Loan Receivable	300,000	-
Insurance Claim	108,512	-
Total	$1,425,889	$1,072,745

The receivable due from factor, loan receivable and insurance claim were collected subsequent to year-end.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows as of November 30,:

	2007	2006
Land	$ 1,650,000	$ 1,650,000
Building and improvements	7,745,889	7,714,746
Machinery and equipment	73,382	72,543
Computer equipment, furniture and fixtures	150,544	137,498
Total Fixed Asset	9,619,815	9,574,787
Less accumulated depreciation	(339,808)	(110,751)
	$ 9,280,007	$ 9,464,036

For the years ended November 30, 2007 and 2006 depreciation expense totaled $229,628 and $88,911, respectively.

During the year ended November 30, 2006 the Company sold a building located in Harrison, New Jersey for $12,000,000, purchased land for $1,650,000 in Swan Lake, New York and an investment property for $7,714,746 in Chicago, Illinois as part of a 1031 like-kind exchange.  In addition, the company sold equipment for $912,337. The net gain on the sale of the building and equipment was $7,833,771.

NOTE 5 – OTHER ASSETS

Other assets is comprised of the cash value of company owned life insurance on key employees.   As of November 30, 2007 and 2006 the cash value was $52,374 for both years.

NOTE 6 – ACCRUED EXPENSES

	2007	2006
Audit, Accounting, Legal, Professional Fee	$ 45,000	$ 196,263
Customer refund for damaged goods	283,813
Commission for sale of building	39,265	409,469
Environmental	59,494	57,587
Inventory		95,968
Accrued payroll	22,965	16,000
Restructuring cost		344,467
Other Accrued expenses	4,427	108,157
Total	$ 454,964	$ 1,227,911

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following as of November 30, :

	2007	2006
Mortgage with a bank due December 10, 2028, secured by a building. Fixed monthly payments of $45,570. Interest @ 6.036% per annum.	$6,501,140	$5,392,691
Less current maturities	(158,782)	(149,504)
Total long-term debt	$6,342,358	$5,243,187

Minimum annual payments on long-term debt are as follows:

Year ending November 30,
2008	$158,782
2009	168,635
2010	179,100
2011	190,215
Thereafter	5,804,408
Total	6,501,140
Less current portion	(158,782)
$6,342,358

 NOTE 8 – INCOME TAXES

The tax provision for income taxes consists of the following:

	Years ended November 30,
	2007	2006
Current:
Federal	-	-
State and local	$17,029	$45,794
	$17,029	$45,794

The tax effects of significant differences that comprise deferred tax assets were as follows as of November 30,:

	2007	2006
Deferred tax assets:
Federal net operating loss carryforwards	$ 1,676,592	$ 1,771,386
State net operating loss carryforwards	579,119	470,966
Total deferred tax assets	2,255,711	2,242,352

Valuation allowance	(2,255,711)	(2,242,352)
	$ -	$ -

As of November 30, 2007, the Company has federal net operating losses of approximately $4,931,154, which expire in various years through 2027, available to offset future taxable income.  The Company has no provision for Federal income taxes due to the utilization of $278,805 of net operating loss carryforwards for the year ended November 30, 2007.

As of November 30, 2007, the Company has New Jersey net operating loss carryforwards of approximately $6,434,657 available to offset future New Jersey taxable income. For privilege periods beginning 2005, the Company’s utilization of net operating loss carryforwards are not to exceed 50% of the entire net income. A full net operating loss deduction is allowed for privilege periods beginning on or after January 1, 2006. The Company may offset up to 100% of its New Jersey taxable income for fiscal year-end November 30, 2008, by using its available New Jersey net operating loss carryforward.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended November 30, 2006, the Company received various interest free loans from two of officers of the Company. These loans were paid in full at November 30, 2007.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company adopted a non-qualified deferred compensation plan for key employees which is payable upon the employee’s retirement or death.  As of November 30, 2007 and 2006, the plan is funded through the purchase of corporate owned life insurance policies less premiums paid.

The Company established a 401(k) salary deferred benefit plan covering all employees who have met certain requirements.  The plan provides for discretionary employer matching contributions in a percentage determined by the Company on an annual basis.  The Company did not match employee contributions for the years ended November 30, 2007 and 2006, respectively.

NOTE 11 –RENTAL INCOME AND OPERATING LEASES

During the year ended November 30, 2006, the Company leased a portion of the Harrison, New Jersey building to two unrelated tenants.  Rental income for the year ended November 30, 2006 was $343,293.  The Company sold this building to an unrelated party on June 29, 2006 and entered into a lease to rent a minor portion of building back at a market rate.   The lease is for five years expiring July 1, 2011 with equal monthly payments of $25,533.   The future minimum lease payments as of November 30, 2007 are as follows:  2008 - $306,400, 2009-$306,400, 2010 - $306,400, and 2011 – 178,733.

During the year ended November 30, 2006 the Company purchased an investment property in Chicago, Illinois.  The investment property is being leased to a retailer for fixed monthly rental payments of $45,571 per month over 265 months.  The lease term is 302 months expiring January 1, 2032.  The Company is recording the rental income under the straight-line method.  As a result, as of November 30, 2007 the Company has deferred income of $64,188.  For the years ended November 30, 2007 and 2006 the Company recognized rental income of $479,848 and $21,264, respectively.

NOTE 12: MAJOR CUSTOMERS AND MAJOR VENDORS

For the fiscal year ending November 30, 2007, the Company had three major customers that accounted for 17%, 16% and 15% of total revenues.  For the fiscal year ending November 30, 2006, the Company had three customers that accounted for 17%, 15% and 10% of total revenues.  For the fiscal year ending November, 30, 2007 and 2006 the Company had three vendors that accounted for 35%, 14%, and 11% of total purchases.

NOTE 13:  SUBSEQUENT EVENT

In February 2008 the company purchased 52.5% ownership of a property in Texas for $256,000. The property is a commercial building situated on approximately 5 acres land. The property currently has a tenant that provides rental income of $2,500 per month.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES

We filed a Form 8-K on December 22, 2006 in which we reported a fee dispute with Lazar, Levine & Felix LLP.  Lazar, Levine & Felix LLP had been engaged to complete our audit as of November 30, 2005 which was never completed.  We terminated our relationship with them and engaged Malone & Bailey, P.C., Certified Public Accountants, for our 2007 audit.  Malone & Bailey could not complete the audit of our financial statements as of November 30, 2006 and for the year then ended, because they did not receive satisfactory documents from the predecessor auditor to be able to confirm the balances as of November 30, 2005..

ITEM 8A.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report, and based on their evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective.  Our auditors identified deficiencies in our disclosure controls related to inventory valuation, revenue recognition and financial reporting.  We intend to improve our controls by upgrading our accounting personnel.

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

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person.

Name	Age	Position

Mendel Klein	75	Chief Executive Officer and Chairman of the Board
Abraham Klein	44	President
Leah Klein	72	Vice President, Secretary
Mirel Spitz	50	Vice - President

Dov Klein	46	Director
Hershel Klein	40	Director

The members of our board of directors are elected annually and hold office until their successors are elected and qualified. Our officers are chosen by and serve at the pleasure of its board of directors.

Mendel Klein and Leah Klein are husband and wife. Abraham Klein, Dov Klein and Hershel Klein are the sons of Mendel and Leah Klein. Mirel Spitz is the daughter of Mendel and Leah Klein.

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

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs
	2007	$213,703	-	-	-	-
Mendel Klein, Chief Executive Officer, Chairman of the Board
	2006	$209,342	-	-	-	-
	2005	$201,986	-	-	-	-

Abraham Klein, President	2007	$131,126	-	-	-
	2006	$128,450
	2005	$123,737	-	-	-

Leah Klein, Vice President, Secretary and Director	2007	-	-	-	-
	2006	-
	2005	-	-	-	-
			-	-	-
Mirel Spitz, Vice President, Director	2007	$ 99,800	-	-	-	-
	2006	$69,800	-		-	-
	2005	$64,500	-	-	-	-
				-
Hershel Klein, Director	2007	$130,840	-	-	-
	2006	$128,170

	2005	$123,818	-	-	-
			-	-	-
Dov Klein, Director	2007	$131,779	-		-	-
	2006	$129,089	-		-	-
	2005	$123,576	-		-	-

Officers participate in life, accident, disability and health insurance, provided for all key employees, and have the use of Company automobiles. No officer presently has a contract of employment with the Company.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of November 30, 2007, information about equity securities we believe to be owned of record or beneficially by

•

each of our directors;

•

each person who owns beneficially more than 5% of any class of our outstanding equity securities; and

•

all of our directors and executive officers as a group.

Shareholder’s Name and Address	Number of Shares Owned	Percent
Mendel Klein	3,625,000	33.4%
Abraham Klein	-
Herschel Klein	790,000	1.4%
Dov Klein	790,000	1.4%
Leah Klein	-
Mirel Spitz	-
All officers and directors as a group (3 persons)	3,925,000	36.2%

The beneficial owners of securities listed above have sole investment and voting power with respect to such shares. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

During the year ended November 30, 2007, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended November 30, 2006, the Company received various interest free loans from Mendel and Hershel Klein. These loans where fully paid back by year end November 30, 2007.

We have a partial ownership in three real estate developments. A son in law of Mendel Klein also has a partial ownership in those projects. The company does not believe this creates a foreseeable conflict of any sort.

PART IV

ITEM 13.

EXHIBITS

N/A

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: We paid our principal accountants $169,171 in audit fees for the audit of the Company's annual financial statements and review of financial statements included in its Form 10-KSB for 2007.  The Auditors could not complete the audit for 2006 because it did not receive satisfactory documents from the predecessor auditor to be able to confirm the beginning balances of 2005. The predecessor auditor did not complete the audit of 2005 due to a fee dispute. The company incurred a lot of additional audit fees because the predecessor auditors did not allow a review of their recent work papers due to the fee dispute.

TAX FEES: The Company has not paid its principal auditor any fees for tax audit-related fees, tax compliance, tax advice, tax planning or other fees for 2007 and 2006.

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

Dated: August 25, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Mendel Klein	Chief Executive Officer, Chief Financial Officer and Director	August 25, 2008
Mendel Klein

/s/Abraham Klein	President and Director	August 25, 2008
Abraham Klein

/s/ Hershel Klein	Director	August 25, 2008
Hershel Klein

/s/Dov Klein
Dov Klein	Director	August 25, 2008

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