Form 10-Q
period 2008-02-29
LASER MASTER INTERNATIONAL INC
filed 2009-01-05
CIK 700892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

or

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES |X| NO |  |

As of December 10, 2008, the Registrant had outstanding 10,840,380 shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one): Yes |  | No |X|

Table of Contents

PART I.  Financial Information

3

Item 1 Financial Statements (Unaudited)

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3. Controls and Procedures

12

PART II - OTHER INFORMATION

12

Item 6. Exhibits.

12

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
	February 29, 2008	November 30, 2007

ASSETS:
Current Assets
Cash and cash equivalents	$ 338,652	$ 601,962
Accounts receivables, net of allowance for doubtful accounts of	$ 1,222,125	$ 3,252,684
$ 342,115 and $397,997 as of February 29, 2008 and November 30, 2007, respectively
Inventories	$ 1,957,988	$ 1,607,866
Short-term investments, available for sale	$ 48,542	$ 52,392
Prepaid expenses and other current assets	$ 1,616,208	$ 1,425,889
Total Current Assets	$ 5,183,515	$ 6,940,794
Property and equipment – net	$ 9,363,519	$ 9,280,007
Investments in real estate joint ventures	$ 1,847,970	$ 1,654,637
Other Assets	$ 55,803	$ 55,945
TOTAL ASSETS	$ 16,450,807	$ 17,931,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & Accrued Liabilities
Accounts payable	$ 467,744	$ 1,554,628
Accrued expenses	$ 331,848	$ 454,964
State income tax payable	$ 62,823	$ 62,823
Current maturities of long-term debt	$ 244,341	$ 158,782
Total Current Liabilities	$ 1,106,756	$ 2,231,197
Long-term debt - net of current portion	$ 6,351,175	$ 6,342,357
Deferred Income	$ 80,380	$ 64,188
TOTAL LIABILITIES	$ 7,538,311	$ 8,637,742
Stockholders' Equity
Common stock, $0.01 par value, 50,000,000 shares authorized;	$ 108,404	$ 108,404
10,840,380 shares issued and outstanding
Additional paid-in capital	$ 5,162,638	$ 5,162,638
Retained earnings	$ 3,628,975	$ 4,006,271
Accumulated other comprehensive income	$ 12,477	$ 16,327
Total Stockholders' Equity	$ 8,912,494	$ 9,293,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,450,807	$ 17,931,382
The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the three months period ended
	February 29, 2008	February 28, 2007

Revenues, Net	$ 3,860,439	$ 5,173,099
Cost of Revenue	$ 3,000,485	$ 3,442,130
Gross Profit	$ 859,954	$ 1,730,969
Operating Expenses:
Selling Expenses	$ 277,060	$ 530,289
General and administrative expenses	$ 927,051	$ 820,747
Depreciation and Amortization Expenses	$ 57,243	$ 57,002
Total Operating Expenses	$ 1,261,354	$ 1,408,038
Income (Loss) From Operations	$ (401,400)	$ 322,930
Other (Income) and Expenses:
Interest Expenses	$ 98,889	$ 100,329
Interest Income	$ (181)	$ -
Rental Income	$ (122,813)	$ (120,000)
Total Other Income	$ (24,104)	$ (19,671)

Net Income (Loss)	$ (377,296)	$ 342,602
Other Comprehensive Income:
Unrealized gain (loss) on securities	$ (3,850)	$ -
Comprehensive Income	$ (381,146)	$ 342,602
Earnings per common share:
Basic and diluted earnings per share	$ (0.03)	$ 0.03
Weighted average common shares outstanding	10,840,380	10,840,380
The accompanying notes are an integral part of these consolidated financial statements.

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months ended
	February 29, 2008	February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (377,296)	$ 342,602
Adjustments to reconcile Net Income (Loss) to net cash
Provided by (used in) operating activities:
Provision for doubtful accounts	$ 69,852	$ (161,452)
Depreciation and amortization	$ 57,243	$ 57,002
Changes in operating assets and liabilities:
Accounts receivable	$ 1,960,707	$ 3,574,821
Inventories	$ (350,122)	$ (1,733,207)
Prepaid Expenses and Other Current Asset	$ (190,319)	$ 330,754
Other Asset	$ -	$ (102,300)
Accounts payable and accrued expenses	$ (1,209,567)	$ (3,158,279)
Deferred income	$ 16,193	$ -
Net Cash Used In Operating Activities	$ (23,309)	$ (747,759)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate joint ventures	$ (193,333)	$ (382,600)
Acquisition of property and equipment	$ (1,382)	$ (5,953)
Net Cash Used In Investing Activities	$ (194,715)	$ (388,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on notes payable - related party	$ -	$ (75,889)
Net proceeds from long-term debt	$ (45,286)	$ 1,238,280
Net Cash Provided By Financing Activities	$ (45,286)	$ 1,162,391
Net Increase (Decrease) in Cash and Cash Equivalents	$ (263,310)	$ 26,080
CASH AT BEGINNING OF PERIOD	$ 601,962	$ 434,593
Cash and Cash Equivalents - end of period	$ 338,652	$ 460,672
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$ 98,889	$ 100,329
Taxes
Non-Cash Investing Activities:
Investment property note payable	$ 139,230	$ -
Unrealized gain (loss)on investments, available for sale	3,850	-
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BASIS OF PRSENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Laser Master International Inc. and its wholly owned subsidiaries (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at February 29, 2008 and the results of operations and cash flows for all periods presented.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2007, and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-KSB.

The results reflected in the interim periods, are not necessarily indicative of the results of the entire fiscal year to end on November 30, 2008.

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

Allowance for Doubtful Accounts – The company reserves for bad debts and creates its allowance by identifying specific Accounts Receivable by customer based upon age and collectability. When an account is determined to be uncollectible, it is removed from the accounts receivable and the allowance is reduced.

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

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable.  In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts.  The Company has determined that an impairment loss does not need to be recognized for applicable assets through February 29, 2008 and 2007.

Investments – Investments consist of real estate joint ventures. The Company accounts for the investments under the equity method.

Revenue Recognition – The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenues from merchandise sales are recorded when all four of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectability is reasonably assured.  The Company reports its sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and discounts.

New Accounting Pronouncements – The Company does not expect the adoption of recently issued accounting pronouncements tohave a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – INVESTMENTS

As of February 29, 2008, the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture.  As of February 29, 2008 the Company contributed $531, 970 to the joint venture which represented 33% of the total capital of the joint venture.  For the period ending February 29, 2008 there was no earnings or losses in the joint venture for the Company to recognize.

As of February 29, 2008 the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture.  As of February 29, 2008 the Company contributed $541,000 to the joint venture which represented 33% of the total capital of the joint venture.  For the period ending February 29, 2008 there was no earnings or losses in the joint venture for the Company to recognize.

As of February 29, 2008 the Company is a 7.75% member of a limited liability corporation which is a real estate joint venture.  As of February 29, 2008 the Company contributed $775,000 to the joint venture which represented 21% of the total capital of the joint venture.  For the period ending February 29, 2008 there were no earnings or losses in the joint venture for the Company to recognize.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of :

	February 29, 2008	November 30, 2007
Prepaid Insurance	$51,803	$48,122
Prepaid Inventory	663,453	451,178
Receivable due from Factor	265,223	518,077
Receivable due from Supplier	226,590	-
Loan Receivable	-	300,000
Insurance Claim	108,512	108,512
Prepaid manufacturing expense	167,501	-
Deposits to suppliers	105,117	-
Other	28,009	-
Total	$1,616,208	$1,425,889

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows as of:

	February 29, 2008	November 30, 2007
Land Swan Lake $	1,789,230	$ 1,650,000
Building and improvements	7,745,889	7,745,889
Machinery and equipment	73,382	73,382
Computer equipment, furniture and fixtures	151,925	150,544
Total Fixed Asset	9,760,426	9,619,815
Less accumulated depreciation	(396,907)	(339,808)
	$ 9,363,519	$ 9,280,007

For the periods ended February 29, 2008 and November 30, 2007 depreciation expense totaled $57,099 and $229,628, respectively.

NOTE 5 – OTHER ASSETS

Other assets is primarily comprised of the cash value of company owned life insurance on key employees.   As of February 29, 2008 the cash value was $52,374

NOTE 6 – ACCRUED EXPENSES

	February 29, 2008	November 30, 2007
Audit, Accounting, Legal, Professional Fee	$ 16,500	$ 45,000
Customer refund for damaged goods	226,590	283,813
Commission for sale of building	-	39,265
Environmental	59,494	59,494
Accrued payroll and payroll related expenses	29,264	22,965
Other Accrued expenses	-	4,427
Total	$ 331,848	$ 454,964

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following as of:

	February 29, 2008	November 30, 2007
Mortgage with a bank due December 10, 2028, secured by a building. Fixed monthly payments of $45,570. Interest @ 6.036% per annum.	$6,456,286	$6,501,140

Notes payable due to a related party for 52.5% ownership of investment property. Note matures on February 19, 2013. Interest @ 6% per annum.	139,230	-

Less current maturities	(244,341)	(158,782)
Total long-term debt	$6,351,175	$6,342,358

 NOTE 8 – INCOME TAXES

The tax provision for income taxes consists of the following:

	February 29, 2008	November 30, 2007
Current:
Federal	-	-
State and local	-	$17,029
	-	$17,029

As of February 29, 2008, the Company has federal net operating losses of approximately $5,308,448, which expire in various years through 2027, available to offset future taxable income.

As of February 29, 2008, the Company has New Jersey net operating loss carryforwards of approximately $6,434,657 available to offset future New Jersey taxable incomeBeginning 2005, the Company’s utilization of net operating loss carryforwards are not to exceed 50% of the entire net income. A full net operating loss deduction is allowed for beginning on or after January 1, 2006. The Company may offset up to 100% of its New Jersey taxable income for fiscal year-end November 30, 2008, by using its available New Jersey net operating loss carryforward.

In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be realized.  The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making the assessment.  Based upon historical taxable losses and the uncertainty of future projected taxable income, management believes it is more likely than not that the Company will not realize the benefits of the deductible differences of its net deferred tax assets. And therefore, no deferred tax is recorded.

NOTE 9 –RENTAL INCOME

The Company owns an investment property in Chicago, Illinois.  The investment property is being leased to a retailer for fixed monthly rental payments of $45,571 per month over 265 months.  The lease term is 302 months expiring January 1, 2032.  The Company is recording the rental income under the straight-line method.  As a result, as of February 29, 2008 the Company has deferred income of $80,380.  For the periods ended February 29, 2008 the Company recognized rental income of $121,500.

The Company owns 52.5% of an investment property in Magnoia, Texas. The property is being leased on month to month basis for $2,500 per month.

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

Three months ended February 29, 2008 compared to three months ended February 29, 2007.

Revenue decreased approximately 25.4% for the quarter ended February 29,2008 ($3,860,438 for the three months ended February 29, 2008 as compared to $5,173,099 for the three months ended February 28, 2007) due to a general slowdown in retail sales and our customers having an inventory overstock.  Our gross margin for the three months ended February 29, 2008 was 22.28% as compared to 33.46 % for the three months ended February 28, 2007. The gross margin for period ending February 28, 2007 is a artificially inflated number due to inventory adjustments being done in the fourth quarter of 2007. Selling expenses for the three months ended February 29, 2008 decreased as a percentage of revenue from $530,289 (10.25% of revenue) for the three months ended February 28,2007 to $370,669 (9.6% of revenue) for the three months ended February 29, 2008. We do not regard this as a material variation. General and administrative expenses  were approximately the same for the three months ended February 29, 2008  as compared to three months ended February 28, 2007.

Interest expense was approximately the same for the three months ended February 29, 2008 as compared to three months ended February 28, 2007.

.

Liquidity and Capital Resources.

For the three months ended February 29, 2008 operations required a net cash flow of $263,310, primarily to finance an increase in our inventories ($350,122), prepaid deposits ($190,319), and investments ($193,333) and to reduce our accounts payable ($1,086,884).

The principal source of cash to meet these requirements was a reduction in our accounts receivable of $2,030,559 as a result of cash collections from our seasonal and holiday sales in the last quarter. We also drew on available cash, reducing cash to $338,652 as of the end of the quarter compared to $601,962 at the beginning of the quarter.

Liquidity is sustained principally through funds provided from operations and the factoring facility.

Inventories are up as a percentage of our current assets as of the close of the quarter (approximately 37.8% as of February 29, 2008 versus approximately 23.2% as of November 30, 2007), and accounts receivable are down as percentage of current assets as of that date (approximately 23.6% as of February 29, 2008 versus approximately 46.9% as of November 30, 2007).  This is because our seasonal sales increases our accounts receivable in the fourth quarter.

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

Each account is purchased by the factor without recourse against the Company. All losses incurred by the factor from the financial inability of the applicable account debtor to pay such account over and above residual payments and reserve amounts offset are borne solely by the factor.

As of November 30, 2007 and February 29, 2008 the factor charges the company 1% of the invoice amount if the customer repays the invoice within 60 days and 1.25% for up to 90 days.

The factor has a security interest in all of our accounts receivable, inventory, deposit accounts, and general intangibles. We find that this arrangemen is a convenient and cost efficient way to turn our accounts receivable into cash on an as needed basis.

Critical Accounting Policies and Estimates-

Use of Estimates.  In preparing our financial statements, we must make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions, and these differences may be material.  We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our financial statements.

Allowance for Doubtful Accounts –We reserve for bad debts and create our allowance by identifying specific accounts receivable by customer based upon age and collectibility. When we determined that an account is uncollectible, we remove it from the accounts receivable and reduce the related allowance. Our estimates of collectibility are based on a number of subjective factors including our appraisal of the particular customer's history with us into any identifiable factors that may particularly affect that customer's segment of the market. If our estimates as to collectibility are incorrect the amount of our reserve may be too small, resulting in greater future charges to income if and when the uncollectibility of that account becomes clear. If we were to apply another method of determining our allowance for doubtful accounts, such as applying historical percentages to the aggregate dollar amount of accounts outstanding, the result in any particular period could be very different.

Inventories – Inventories which consist of mostly finished goods are stated at the lower of cost or market, with cost being determined by the weighted average first-in, first-out method. The effect of this policy is to reduce the cost of goods sold when cost of inventory are rising as compared to the cost of goods sold that would apply if we were to determine cost on a last in first-out basis. Conversely, our policy would result in a reduction in the cost of goods sold during periods of falling inventory prices.

Property and Equipment –We compute depreciation of property and equipment by the straight-line method at rates calculated to amortize cost over the estimated useful lives which approximate 39 years for buildings and building improvements and 5 to 10 years for machinery and equipment, computer equipment and furniture and fixtures. We charge maintenance and repairs to operations as incurred, while we capitalize the cost of betterments and improvements. The cost and related accumulated depreciation of assets sold or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in operations.  If we were to apply shorter useful lives in estimating the applicable depreciation, depreciation expense would be higher. In addition, we must apply judgment in determining whether particular work should properly be regarded as maintenance and repairers, and not a long-term increase in the value of the underlying asset. To the extent that we classify work on an asset as a cost of that asset rather than an expense to be deducted currently, our stated earnings for the applicable period would be increased.

Long-Lived Assets –We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires us to review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable.  We address recoverability based upon estimated non-discounted cash flow forecasts.  Technological changes and other changes in the marketplace may result in a particular asset's becoming recoverable in a shorter period of time than we have estimated. If that were to occur, our earnings would be reduced at such time as we determined that our initial estimate was too long. We have determined that we do not need to recognize an impairment loss for applicable assets through February 29, 2008 and 2007.

Revenue Recognition –We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, we record revenues from merchandise sales when all four of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.  We report our sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and discounts. The determination of whether collectibility is reasonably assured is in substantial part subjective. If we are too optimistic in estimating collectibility, revenues would be overstated for the period prior to our becoming aware that an account has become uncollectible.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and based on their evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

(a)          Exhibits

Exhibit 31

Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification

Exhibit 32

Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASER MASTER INTERNATIONAL, INC.

Date: December 29, 2008	/s/ Mendel Klein
Mendel Klein Chief Executive Officer and Chief Financial officer