Form 10-Q
period 2008-05-31
LASER MASTER INTERNATIONAL INC
filed 2009-01-05
CIK 700892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Table of Contents

PART I.  Financial Information

2

Item 1.  Financial Statements (Unaudited)

2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3. Controls And Procedures

12

PART II - Other Information

13

Item 6. Exhibits.

13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
	May 31, 2008	November 30, 2007

ASSETS:
Current Assets
Cash and cash equivalents	$ 221,190	$ 601,962
Accounts receivables, net of allowance for doubtful accounts of	$ 1,187,985	$ 3,252,684
$326,109 and $ 397,997 as of May 31, 2008 and November 30, 2007, respectively.
Inventories	$ 2,333,900	$ 1,607,866
Short-term investments, available for sale	$ 48,492	$ 52,392
Prepaid expenses and other current assets	$ 1,316,410	$ 1,425,889
Total Current Assets	$ 5,107,977	$ 6,940,794
Property and equipment - net	$ 9,310,773	$ 9,280,007
Investment	$ 1,907,970	$ 1,654,637
Other Assets	$ 55,659	$ 55,945
TOTAL ASSETS	$ 16,382,379	$ 17,931,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & Accrued Liabilities
Accounts payable	$ 631,241	$ 1,554,628
Accrued expenses	$ 412,865	$ 454,964
State income tax payable	$ 62,823	$ 62,823
Current maturities of long-term debt	$ 163,634	$ 158,782
Total Current Liabilities	$ 1,270,563	$ 2,231,197
Long-term debt - net of current portion	$ 6,308,885	$ 6,342,357
Deferred Income	$ 96,788	$ 64,188

TOTAL LIABILITIES	$ 7,676,236	$ 8,637,742
Stockholders' Equity
Common stock, $0.01 par value, 50,000,000 shares authorized;	$ 108,404	$ 108,404
10,840,380 shares issued and outstanding
Additional paid-in capital	$ 5,162,638	$ 5,162,638
Retained earnings	$ 3,422,674	$ 4,006,271
Accumulated other comprehensive income	$ 12,427	$ 16,327
Total Stockholders' Equity	$ 8,706,143	$ 9,293,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,382,379	$ 17,931,382
The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months period ended		For the Six Months period ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, Net	$ 3,700,244	$ 4,121,278	$ 7,560,683	$ 9,294,377
Cost of Revenue	$ 2,738,663	$ 3,056,222	$ 5,739,148	$ 6,498,352
Gross Profit	$ 961,581	$ 1,065,056	$ 1,821,535	$ 2,796,025
Operating Expenses:
Selling Expenses	$ 252,174	$ 349,932	$ 529,234	$ 880,222
General and administrative expenses	$ 884,627	$ 866,639	$ 1,811,679	$ 1,687,385
Depreciation and Amortization Expenses	$ 57,891	$ 58,367	$ 115,134	$ 115,369
Total Operating Expenses	$ 1,194,693	$ 1,274,938	$ 2,456,047	$ 2,682,976
Income From Operations	$ (233,112)	$ (209,881)	$ (634,512)	$ 113,049
Other (Income) and Expenses:
Interest Expense	$ 98,515	$ 100,107	$ 197,404	$ 200,436
Interest Income	$ (113)	$ (184)	$ (69)	$ (184)
Rental Income	$ (125,436)	$ (121,500.00)	$ (248,250)	$ (241,500)
Total Other (Income) and Expenses	$ (27,034)	$ (21,576)	$ (50,915)	$ (41,248)
Net Income	$ (206,078)	$ (188,305)	$ (583,597)	$ 154,297
Other Comprehensive Income:
Unrealized gain (Loss on securities	$ (50)	$ -	$ (3,900)	$ -
Comprehensive Income	$ (206,128)	$ (188,305)	$ (587,497)	$ 154,297
Earnings per common share:
Basic and diluted earnings per share	$ (0.02)	$ (0.02)	$ (0.05)	$ 0.01
Weighted average common shares outstanding	10,840,380	10,840,380	10,840,380	10,840,380
The accompanying notes are an integral part of these consolidated financial statements.

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months ended
	May 31, 2008	May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (583,597)	$ 154,297
Adjustments to reconcile Net Income (Loss) to net Cash:
(Increase) Decrease in:
Provision for doubtful accounts	$ 56,936	$ (283,127)
Depreciation and amortization	$ 115,134	$ 115,369
Changes in operating assets and liabilities:
Accounts receivable	$ 2,007,763	$ 4,947,815
Inventories	$ (726,034)	$ (922,897)
Prepaid Expenses and Other Current Asset	$ 109,479	$ (632,858)
Accounts payable and accrued expenses	$ (965,053)	$ (3,879,591)
Deferred income	$ 32,600	$ -
Net Cash Provided By (Used In) Operating Activities	$ 47,228	$ (500,993)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate joint ventures	$ (253,333)	$ (382,600)
Acquisition of property and equipment	$ (6,384)	$ (18,582)
Net Cash Used In Investing Activities	$ (259,717)	$ (401,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on notes payable - related party	$ -	$ (209,230)
Proceeds(payments) from long-term debt	$ (168,283)	$ 1,216,758
Net Cash Provided By (Used In) Financing Activities	$ 168,283)	$ 1,007,528
Net Increase (Decrease) in Cash and Cash Equivalents	$ (380,772)	$ 105,353
CASH AT BEGINNING OF PERIOD	$ 601,962	$ 434,593
Cash and Cash Equivalents - end of period	$ 221,190	$ 539,946
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$ 197,404	$ 200,436
Taxes
Non-Cash Investing Activities:
Investment property note payable	$ 139,230
Unrealized gain (loss)on investments, available for sale	$ 3,900	$ -
The accompanying notes are an integral part of these consolidated financial statements.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Laser Master International Inc. and its wholly owned subsidiaries (collectively the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at May 31, 2008 and the results of operations and cash flows for all periods presented.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2007, and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-KSB.

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

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that the Company

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable.  In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts.  The Company has determined that an impairment loss does not need to be recognized for applicable assets through May 31, 2008 and 2007.

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

NOTE 2 – INVESTMENTS

As of May 31, 2008, the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture.  As of May 31, 2008 the Company contributed$541,970 to the joint venture which represented 33% of the total capital of the joint venture.  For the period ending May 31, 2008 there was no earnings or losses in the joint venture for the Company to recognize.

As of May 31, 2008 the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture.  As of May 31, 2008 the Company contributed$591,000 to the joint venture which represented 33% of the total capital of the joint venture.  For the period ending May 31, 2008 there was no earnings or losses in the joint venture for the Company to recognize.

As of May 31, 2008 the Company is a 7.75% member of a limited liability corporation which is a real estate joint venture.  As of May 31, 2008 the Company contributed$775,000 to the joint venture which represented 21% of the total capital of the joint venture.  For the period ending May 31, 2008 there were no earnings or losses in the joint venture for the Company to recognize.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of;

	May 31, 2008	November 31, 2007
Prepaid Insurance	$20,096	$48,122
Prepaid Inventory	188,413	451,178
Receivable due from Factor	188,291	518,077
Receivable due from Supplier	226,590	-
Loan Receivable	-	300,000
Insurance Claim	108,512	108,512
Prepaid manufacturing expense	248,716	-
Deposits to suppliers	279,415	-
Other	56,377	-
Total	$1,316,410	$1,425,889

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows as of:

	May 31, 2008	November 30, 2007
Land	$ 1,789,230	$ 1,650,000
Building and improvements	7,745,889	7,745,889
Machinery and equipment	73,382	73,382
Computer equipment, furniture and fixtures	156,928	150,544
Total Fixed Asset	9,765,429	9,619,815
Less accumulated depreciation	(454,655)	(339,808)
	$ 9,310,773	$ 9,280,007

For the periods ended May 31, 2008 and November 30, 2007 depreciation expense totaled$115,134 and$229,628, respectively.

NOTE 5 – OTHER ASSETS

Other assets is primarily comprised of the cash value of company owned life insurance on key employees.   As of May 31, 2008 the cash value was$52,374

NOTE 6 – ACCRUED EXPENSES

	May 31, 2008	November 30, 2007
Audit, Accounting, Legal, Professional Fee	$7,500	$45,000
Customer refund for damaged goods	226,590	283,813
Commission for sale of building	-	39,265
Environmental	59,494	59,494
Accrued payroll	113185	22,965
Other Accrued expenses	6,096	4,427
Total	$412,865	$454,964

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following as of:

	May 31, 2008	November 30, 2007
Mortgage with a bank due December 10, 2028, secured by a building. Fixed monthly payments of$45,570. Interest @ 6.036% per annum.	$ 6,422,943	$6,501,140

Notes payable due to a related party for 52.5% ownership of investment property. Note matures on February 19, 2013. Interest @ 6%per annum	$ 49,576

Less current maturities	(163,634)	(158,782)
Total long-term debt	$6,308,885	$6,342,358

 NOTE 8 – INCOME TAXES

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

The tax provision for income taxes consists of the following:

	May 31, 2008	November 30, 2007
Current:
Federal	-	-
State and local	-	$17,029
	-	$17,029

As of May 31, 2008, the Company has federal net operating losses of approximately$5,514,751, which expire in various years through 2027, available to offset future taxable income.

As of May 31, 2008, the Company has New Jersey net operating loss carryforwards of approximately$6,434,657 available to offset future New Jersey taxable incomeBeginning 2005, the Company’s utilization of net operating loss carryforwards are not to exceed 50% of the entire net income. A full net operating loss deduction is allowed for beginning on or after January 1, 2006. The Company may offset up to 100% of its New Jersey taxable income for fiscal year-end November 30, 2008, by using its available New Jersey net operating loss carryforward.

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

NOTE 9 –RENTAL INCOME

The Company owns an investment property in Chicago, Illinois.  The investment property is being leased to a retailer for fixed monthly rental payments of$45,571 per month over 265 months.  The lease term is 302 months expiring January 1, 2032.  The Company is recording the rental income under the straight-line method.  As a result, as of May 31, 2008 the Company has deferred income of$96,788.  For the periods ended May 31, 2008 the Company recognized rental income of$243,000.

The Company owns 52.5% of an investment property in Magnoia, Texas. The property is being leased on month to month basis for$2,500 per month.

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

Three months ended May 31, 2008 compared to three months ended May 31, 2007.

Revenue decreased approximately 10% for the quarter ended May 31,2008 ($3,700,244 for the three months ended May 31, 2008 compared to$4,121,278 for the three months ending May 31, 2007) due to a general slowdown in retail sales and our customers having a inventory overstock.  Our gross margin was approximately the same for the three months ended May 31, 2008 (25.9%) compared to the three months ended May 31, 2007. Selling expenses for the three months ended May 31, 2008 decreased as a percentage of revenue from$349,932 (8.5% of revenue) for the three months ended May 31,2007 to$252,174 (6.8% of revenue) for the three months ended May 31, 2008. This is because certain selling expenses are fixed even when our sales decrease. General and administrative expenses increased for the three months ending May 31, 2008 being$884,627 compared to$866,639 for the three months ending May 31, 2007. This is because we are continuously improving our efficiency.

Interest expense was approximately the same for the three months ended May 31, 2008 as for the three months ended May 31, 2007.

.

Six months ended May 31, 2008 compared to six months ended May 31, 2007.

Revenue decreased approximately 18.6% for the quarter ended May 31,2008 ($7,560,683) for the six  months ended May 31, 2008 compared to$9,294,377 for the six  months ending May 31, 2007) due to a general slowdown in retail sales and our customers having a inventory overstock.  Our gross margin decreased to 24 % for the six months ended May 31, 2008 (30%) compared to the six months ended May 31, 2007. Selling expenses decreased to$529,234 (7% of revenue) for the six months ended May 31, 2008 from$880,222 (9.5% of revenue) for the six months ended May 31, 2007. General and administrative expenses  for the six months ending May 31, 2008 increased to$1,811,679 from$1,687,385 for the six months ending May 31, 2007. This is because we are continuously improving our efficiency.

Interest expense was approximately the same for the six  months ended May 31, 2008 as for the six  months ended May 31, 2007.

Liquidity and Capital Resources.

For the six months ended May 31, 2008 operations required a net cash flow of$380,772, primarily to finance an increase in our inventories ($726,034) and investments ($253,333) and to reduce our accounts payable ($923,387).

The principal source of cash to meet these requirements was a reduction in our accounts receivable of$2,007,763 as a result of cash collections from our seasonal and holiday sales in the last quarter. We also drew on available cash, reducing cash to$221,190 as of the end of the quarter compared to$601,962 at the beginning of the quarter.

Liquidity is sustained principally through funds provided from operations and the factoring facility.

Inventories are up as a percentage of our current assets as of the close of the quarter (approximately 45.6 % as of May 31, 2008 versus approximately 23.2% as of November 30, 2007), and accounts receivable are down as percentage of current assets as of that date (approximately 23.2% as of May 31, 2008 versus approximately 46.9% as of November 30, 2007).  This is because our seasonal sales increase our accounts receivable in the fourth quarter.

Cash plus accounts receivable exceeded our current liabilities. We believe we will be able to meet our cash requirements for the next 12 months without additional financing based on current projected sales.

The company has arranged for a factoring facility of up to$5,000,000. The company agreed to offer for sale to the factor certain of its accounts. The factor has the absolute right in its sole discretion to reject any or all offered accounts. The factor may advance up to 85% of the face value of the invoices. The remaining 15% of balance is received when customer pays the invoice to the factor.

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

Long-Lived Assets –We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires us to review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable.  We address recoverability based upon estimated non-discounted cash flow forecasts.  Technological changes and other changes in the marketplace may result in a particular asset's becoming recoverable in a shorter period of time than we have estimated. If that were to occur, our earnings would be reduced at such time as we determined that our initial estimate was too long. We have determined that we do not need to recognize an impairment loss for applicable assets through May 31, 2008 and 2007.

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