Form 10-Q
period 2008-08-31
LASER MASTER INTERNATIONAL INC
filed 2009-01-05
CIK 700892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3. Controls And Procedures

12

PART II - Other Information

13

Item 6. Exhibits.

13

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
	August 31, 2008	November 30, 2007

ASSETS:
Current Assets
Cash and cash equivalents	$ 281,507	$ 601,962
Accounts receivables, net of allowance for doubtful accounts of	$ 729,618	$ 3,252,684
$287,490 and $ 397,997 as of August 31, 2008 and November 30, 2007,respectively
Inventories	$ 2,011,795	$ 1,607,866
Short-term investments, available for sale	$ 44,881	$ 52,392
Prepaid expenses and other current assets	$ 1,749,284	$ 1,425,889
Total Current Assets	$ 4,817,085	$ 6,940,794
Property and equipment - net	$ 9,258,153	$ 9,280,007
Investment	$ 1,980,570	$ 1,654,637
Other Assets	$ 55,515	$ 55,945
TOTAL ASSETS	$ 16,111,323	$ 17,931,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & Accrued Liabilities
Accounts payable	$ 663,197	$ 1,554,628
Accrued expenses	$ 296,826	$ 454,964
State income tax payable	$ 62,823	$ 62,823
Current maturities of long-term debt	$ 166,116	$ 158,782
Total Current Liabilities	$ 1,188,962	$ 2,231,197
Long-term debt - net of current portion	$ 6,266,071	$ 6,342,357
Deferred Income	$ 113,412	$ 64,188
TOTAL LIABILITIES	$ 7,568,445	$ 8,637,742
Stockholders' Equity
Common stock, $0.01 par value, 50,000,000 shares authorized;	$ 108,404	$ 108,404
10,840,380 shares issued and outstanding
Additional paid-in capital	$ 5,162,638	$ 5,162,638
Retained Earnings	$ 3,263,020	$ 4,006,271
Accumulated other comprehensive income	$ 8,816	$ 16,327
Total Stockholders' Equity	$ 8,542,878	$ 9,293,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,111,323	$ 17,931,382
The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months period ended		For the Nine Months period ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

Revenues, Net	$ 3,819,612	$ 5,564,609	$ 11,380,295	$ 14,858,986
Cost of Revenue	$ 2,935,029	$ 4,143,380	$ 8,674,177	$ 10,641,732
Gross Profit	$ 884,583	$ 1,421,229	$ 2,706,118	$ 4,217,254
Operating Expenses:
Selling Expenses	$ 220,771	$ 447,340	$ 750,005	$ 1,327,562
General and administrative expenses	$ 797,777	$ 687,392	$ 2,609,456	$ 2,374,778
Depreciation and Amortization Expenses	$ 53,886	$ 57,066	$ 169,020	$ 172,435
Total Operating Expenses	$ 1,072,434	$ 1,191,799	$ 3,528,481	$ 3,874,775
Income (Loss) From Operations	$ (187,851)	$ 229,430	$ (822,363)	$ 342,479
Other (Income) and Expenses
Interest Expense	$ 98,171	$ 99,621	$ 295,575	$ 300,056
Interest Income	$ (142)	$ (695)	$ (212)	$ (879)
Rental Income	$ (126,225)	$ (121,500)	$ (374,475)	$ (363,000)
Total Other (Income) and Expenses	$ (28,196)	$ (22,575)	$ (79,112)	$ (63,823)
Income before Provision for Income taxes	$ (159,655)	$ 252,004	$ (743,251)	$ 406,301
Income Tax Expense	$ -	$ -	$ -	$ -
Net Income	$ (159,655)	$ 252,004	$ (743,251)	$ 406,301
Other Comprehensive Income:
Unrealized gain (Loss on securities	$ (3,612)	$ -	$ (7,511)	$ -
Comprehensive Income	$ (163,267)	$ 52,004	$ (750,762)	$ 406,301
Earnings per common share:
Basic and diluted earnings per share	$ (0.02)	$ 0.02	$ (0.07)	$ 0.04
Weighted average common shares outstanding	10,840,380	10,840,380	10,840,380	10,840,380
The accompanying notes are an integral part of these consolidated financial statements.

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months ended
	August 31, 2008	August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (743,253)	$ 406,301
Adjustments to reconcile Net Income (Loss) to net Cash:
(Increase) Decrease in:
Provision for doubtful accounts	$ (23,066)	$ (323,127)
Depreciation and amortization	$ 169,020	$ 172,435
Changes in operating assets and liabilities:
Accounts receivable	$ 2,546,132	$ 3,904,166
Inventories	$ (403,928)	$ (193,505)
Prepaid Expenses and Other Current Asset	$ (323,395)	$ (86,935)
Accounts payable and accrued expenses	$ (1,049,136)	$ (4,060,976)
Deferred income	$ 49,225	$ -
Net Cash Provided By (Used In) Operating Activities	$ 221,599	$ (181,640)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate joint ventures	$ (325,933)	$ (432,828)
Acquisition of property and equipment	$ (7,506)	$ (42,689)
Net Cash Used In Investing Activities	$ (333,439)	$ (475,517)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on notes payable - related party	$ -	$ (161,513)
Proceeds (payment) from long-term debt	$ (208,615)	$ 1,194,878
Net Cash Provided By (Used In) Financing Activities	$ (208,615)	$ 1,033,366
Net Increase (Decrease) in Cash and Cash Equivalents	$ (320,455)	$ 376,208
CASH AT BEGINNING OF PERIOD	$ 601,962	$ 434,593
Cash and Cash Equivalents - end of period	$ 281,507	$ 810,801
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$ 295,575	$ 300,056
Taxes
Non-Cash Investing Activities:
Investment property note payalbe	$ 139,230	$ -
Unrealized gain (loss)on investments, available for sale	$ 7,511	$ -
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

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at August 31, 2008 and the results of operations and cash flows for all periods presented.  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2007, and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-KSB.

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

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable.  In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts.  The Company has determined that an impairment loss does not need to be recognized for applicable assets through August 31, 2008 and 2007.

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

NOTE 2 – INVESTMENTS

As of August 31, 2008, the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture.  As of August 31, 2008 the Company contributed $590,570 to the joint venture which represented 33% of the total capital of the joint venture.  For the period ending August 31, 2008 there was no earnings or losses in the joint venture for the Company to recognize.

As of August 31, 2008 the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture.  As of August 31, 2008 the Company contributed $591,000 to the joint venture which represented 33% of the total capital of the joint venture.  For the period ending August 31, 2008 there was no earnings or losses in the joint venture for the Company to recognize.

As of August 31, 2008 the Company is a 7.75% member of a limited liability corporation which is a real estate joint venture.  As of August 31, 2008 the Company contributed $799,000 to the joint venture which represented 21% of the total capital of the joint venture.  For the period ending August 31, 2008 there were no earnings or losses in the joint venture for the Company to recognize.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of:

	August 31, 2008	November 30, 2008
Prepaid Insurance	$31,671	$48,122
Prepaid Inventory	460,006	451,178
Receivable due from Factor	239,285	518,077
Receivable due from Supplier	226,590	-
Loan Receivable	-	300,000

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

Insurance Claim	-	108,512
Prepaid manufacturing expense	299,594	-
Deposits to suppliers	437,696	-
Other	54,442	-
Total	$1,749,284	$1,425,889

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows as of:

	August 31, 2008	November 30, 2007
Land $	1,789,230	$ 1,650,000
Building and improvements	7,745,889	7,745,889
Machinery and equipment	73,382	73,382
Computer equipment, furniture and fixtures	158,050	150,544
Total Fixed Asset	9,766,551	9,619,815
Less accumulated depreciation	(508,398)	(339,808)
	$ 9,258,153	$ 9,280,007

For the periods ended August 31, 2008 and November 30, 2007 depreciation expense totaled $169,020 and $229,628, respectively.

NOTE 5 – OTHER ASSETS

Other assets is primarily comprised of the cash value of company owned life insurance on key employees.   As of August 31, 2008 the cash value was $52,374

NOTE 6 – ACCRUED EXPENSES

	August 31, 2008	November 30, 2007
Audit, Accounting, Legal, Professional Fee	$7,500	$45,000
Customer refund for damaged goods	226,590	283,813
Commission for sale of building	-	39,265
Environmental	59,494	59,494
Accrued payroll	-	22,965
Other Accrued expenses	3,242	4,427
Total	$296,826	$454,964

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following as of:

	August 31, 2008	November 30, 2007
Mortgage with a bank due December 10, 2028, secured by a building. Fixed monthly payments of $45,570. Interest @ 6.036% per annum.	$ 6,382,611	$ 6,501,140

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

Notes payable due to a related party for 52.5% ownership of investment property. Note matures on February 19, 2013. Interest @ 6% per annum	$ 49,576

Less current maturities	$ (166,116)	$ (158,782)
Total long-term debt	$ 6,266,071	$ 6,342,358

 NOTE 8 – INCOME TAXES

The tax provision for income taxes consists of the following:

	August 31, 2008	November 30, 2007
Current:
Federal	-	-
State and local	-	$17,029
	-	$17,029

As of August 31, 2008, the Company has federal net operating losses of approximately $5,674,405, which expire in various years through 2027, available to offset future taxable income.

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

NOTE 9 –RENTAL INCOME

The Company owns an investment property in Chicago, Illinois.  The investment property is being leased to a retailer for fixed monthly rental payments of $45,571 per month over 265 months.  The lease term is 302 months expiring January 1, 2032.  The Company is recording the rental income under the straight-line method.  As a result, as of August 31, 2008 the Company has deferred income of $113,412.  For the periods ended August 31, 2008 the Company recognized rental income of $364,500.

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

Three months ended August 31, 2008 compared to three months ended August 31, 2007.

Revenue decreased approximately 31.3% for the quarter ended August 31,2008 ($3,819,612 for the three months ended August 31, 2008 compared to $5,564,609 for the three months ended August 31, 2007) due to a general slowdown in retail sales and our customers having a overstock.  Our gross margin for the three months ended August 31, 2008 was 23.1% compared to 25.5 % for the three months ended August 31, 2007. The gross margin for period ending August 31, 2007 is a inflated number due to inventory adjustments being done in the fourth qtr of 2007. Selling expenses for the three months ended August 31, 2008 decreased as a percentage of revenue from $447,340 (8% of revenue) for the three months ended August 31,2007 to $220,771 (5.7% of revenue) for the three months ended August 31, 2008. General and administrative expenses for the three months ended August 31, 2008 increased to $797,777 (20.8% of revenue) from $687,392 (12.3% of revenue) as for the three months ended August 31, 2007.

Interest expense was approximately the same for the three months ended August 31, 2008 as for the three months ended August 31, 2007.

.

Nine months ended August 31, 2008 compared to Nine months ended August 31, 2007.

Revenue decreased approximately 23.4% for the quarter ended August 31,2008 ($11,380,295 for the nine months ended August 31, 2008 compared to $14,858,986 for the nine months ended August 31, 2007) due to a general slowdown in retail sales and our customers having a overstock.  Our gross margin for the nine months ended August 31, 2008 was 23.7% compared to 28.3% for the nine months ended August 31, 2007. The gross margin for period ending August 31, 2007 is an inflated number due to inventory adjustments being done in the fourth quarter of 2007. Selling expenses for the nine months ended August 31, 2008 decreased as a percentage of revenue from $1,327,562 (8.9% of revenue) for the nine months ended August 31,2007 to $750,005 (6.5% of revenue) for the nine months ended August 31, 2008. We do not regard this as a material variation. General and administrative expenses were approximately the same for the nine months ended August 31, 2008 as for the nine months ended August 31, 2007.

Interest expense was approximately the same for the nine months ended August 31, 2008 as for the nine months ended August 31, 2007.

Liquidity and Capital Resources.

For the nine months ended August 31, 2008 operations required a net cash flow of $320,455, primarily to finance an increase in our inventories ($403,928), prepaid deposits ($323,395), and investments ($591,132) and to reduce our accounts payable ($1,049,136).

The principal source of cash to meet these requirements was a reduction in our accounts receivable of $2,546,132 as a result of cash collections from our seasonal and holiday sales in the last quarter. We also drew on available cash, reducing cash to $281,507 as of the end of the quarter compared to $601,962 at the beginning of the quarter.

Liquidity is sustained principally through funds provided from operations and the factoring facility.

Inventories are up as a percentage of our current assets as of the close of the quarter (approximately 41.7 % as of August 31, 2008 versus approximately 23.2%% as of November 30, 2007), and accounts receivable are down as percentage of current assets as of that date (approximately 15.1% as of August 31, 2008 versus approximately 46.9% as of November 30, 2007).  This is because our seasonal sales increase our accounts receivable in the fourth qtr.

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

Long-Lived Assets –We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires us to review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable.  We address recoverability based upon estimated non-discounted cash flow forecasts.  Technological changes and other changes in the marketplace may result in a particular asset's becoming recoverable in a shorter period of time than we have estimated. If that were to occur, our earnings would be reduced at such time as we determined that our initial estimate was too long. We have determined that we do not need to recognize an impairment loss for applicable assets through August 31, 2008 and 2007.

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