Form 10-K
period 2008-11-30
LASER MASTER INTERNATIONAL INC
filed 2009-03-17
CIK 700892

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from 12/01/2007 to 11/30/2008

Commission File Number 2-76262-NY

LASER MASTER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

New York	11-2564587
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 First Street, Harrison, NJ	07029
(Address of principal executive offices)	(Zip Code)

(973) 482-7200
(Registrant’s telephone number, including area code)

1000 First Street, Harrison, N.J. 07029
(Address of principal executive offices) (Zip Code)

(973) 482-7200
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

          (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

The issuer’s revenues for its most recent fiscal year were $19,542,559.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act). Yes ☐    No ☒

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General:

We are a New York corporation, founded in 1981. Our Corporate offices are located at 1000 First St. Harrison NJ 07029.

Historically our principal business has been printing, marketing and selling gift wrap, gift bag and related general packaging material. We currently purchase our products from the USA, China and other countries. We have in house design, creative and prepress departments and also use outside sources for these services. Generally we have had no trouble finding domestic or overseas suppliers. We are experiencing price increases due to the exchange rate of the US dollar versus foreign currencies and the general cost increase of raw materials and labor. When possible we try to buy raw materials at bulk discount prices and this requires secured payments and advance payments.

We sell our products to distributors and also direct to retail stores. We sell to high end retail chain stores and also to mass merchants, national dollar stores and others. Our business is somewhat seasonal. Historically sales are greater in the second half of our fiscal year as customers need more gift wrapping and general packaging products as the Christmas holiday season approaches.

We sell to approximately 85 customers. For the fiscal year ending November 30, 2008, three major customers constituted approximately 45% of our total sales. For the fiscal year ending November 30, 2007, three major customers constituted approximately 48% of our total sales. For the fiscal year ending November 30, 2008 and 2007 approximately 51.03% of our total purchases were from three major vendors. If we lose a significant portion of these sales or are unable to use these vendors it may have an adverse affect on our business. We do not hold any patents, and there are no trademarks or licenses that are material to our business. No government approvals are required for our principal products or services. There are no existing or probable governmental regulations impacting our business other than Sarbanes-Oxley Act described in the Management’s Discussion section below.

We are currently focusing our business on real estate acquisition, development and investment. See “Description of Properties” below.

COMPETITION

A number of companies are engaged in businesses similar to ours, and we are subject to intense competition. Competition in our industry is based primarily on the ability to make timely delivery of products and, increasingly, on price. There is no assurance that other companies with greater human, financial and other resources will not engage in the same business.

EMPLOYEES

We currently employ 18 full time employees, 15 are in general and administrative functions and three are in the warehouse. We have good relations with our trade union, Local 1718 of the United Production Workers and have not had any strikes or work stoppages. We have eight sales representatives who visit our customers on a national basis.

BACKLOG OF ORDERS

We filled most of our backlog orders during the fiscal year ended November 30, 2008, and we expect to be able to fill all of our current backlog orders during current fiscal year.

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

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

We own the following properties:

•  A building in Chicago, Illinois leased to a retailer. The lease is a 25 year triple net lease. Company has contributed to all obligations accordingly to the agreement. Day to day operations are the responsibility of other members and not the Company. “See note 7 in the accompanying Notes to the Financial Statements for further details regarding the related mortgage.

•  100 acres of land in Swan Lake, New York. We are in the process of obtaining the necessary permits to build approximately 200 residential units. We estimate that we will get the required permits by 2010. If we are not be able to obtain the necessary permits we will not be able to move forward with this project. However, we currently have no reason to expect that the permits will not be issued by the local authorities. We are currently not expediting the permit approvals as the current sluggish real estate market does not demand new developments in the Swan Lake area. Company is also looking for some strategic financing for Real Estate Development from difference sources including bank and partnership.

We also have a partial interest in three real estate joint ventures as detailed further in the Notes to the Consolidated Financial Statements. Company has contributed to all obligations accordingly to the agreement. Day to day operations are the responsibility of other members and not the Company.

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

	2008		2007
	High	Low	High	Low

First Quarter	$.25	$.25	$.49	$.33
Second Quarter	$.17	$.17	$.49	$.31
Third Quarter	$.26	$.22	$.38	$.24
Fourth Quarter	$.08	$.08	$.35	$.24

As of March 8, 2009, the reported bid price for our common stock was $0.08 per share.

As of March 8, 2009 we had 10,840,380 shares of common stock outstanding, held by 380 shareholders of record.

We have not paid cash dividends on our common stock in the past and we do not anticipate doing so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Historically our principal business has been printing for the textile and gift wrap paper industry using a computerized laser printing system. We have experienced significant price competition from low-cost printing operations in other countries, particularly China. In response to this competitive pressure we diversified our customer base to national retail chain stores and broadened our product line into different types of packaging and gift wrap products. We currently purchase our products from the domestic USA markets, China and other countries. We have in-house design, creative and prepress departments and also use outside sources for these services. Generally, we have had no trouble finding domestic or overseas suppliers. We are experiencing price increases due to the exchange rate of the US dollar versus foreign currencies and the general cost increase of raw materials and labor.

Fiscal year ended November 30, 2008 compared to fiscal year ended November 30, 2007.

Revenues decreased from $22,665,207 for the fiscal year ended November 30, 2007 to $19,542,559 for the fiscal year ended November 30, 2008 due to a general slowdown in retail sales and our customers having an overstock. Cost of revenues increased as a percentage of revenue from $16,924,690 (74.7% of revenues) for the fiscal year ended November 30, 2007 to $15,121,609 (77.4% of revenues) for the fiscal year ended November 30, 2008. Our gross margin slightly went down for the fiscal year ended November 30, 2008 from 22.62%, compared to 25.33 % during the 2007 fiscal year due to decrease in revenues. Selling expenses decreased 36 % from $1,971,670 for the fiscal year ended November 30, 2007 to $1,262,834 for the fiscal year ended November 30, 2008, due to the Company’s effort to reduce its show and design expenses. General and administrative expenses increased from $3,347,224 for the fiscal year ended November 30, 2007 to $3,888,996 for the fiscal year ended November 30, 2008 due to increased legal and professional costs to catch up on our delinquent public filings and also because the Company increased its presence in China to perform quality control on the manufacturing process of its vendors. Interest expense did not materially change in 2008 from 2007.

Liquidity and Capital Resources.

For the fiscal year ended November 30, 2008 we had cash provided by operating activities of $ 254,881. Cash flow from operations increased primarily due to the decrease in our accounts receivable and inventories. We reduced our inventories because we are monitoring our levels of inventories more closely and adjusting our purchasing accordingly. We also reduced certain sales that require us to stock non-committed inventory. Our accounts receivable decreased because we are factoring our accounts receivables through a lender.

Liquidity is sustained principally through funds provided from operations and the factoring facility. Working capital as of November 30, 2008 and 2007 was $3,497,690 and $4,709,596. Inventories have increased as a percentage of our current assets as of the close of the fiscal year (approximately 30.31% as of November 30, 2008 versus approximately 23% as of November 30, 2007), and accounts receivable are down as percentage of current assets as of that date (approximately 42% as of November 30, 2008 versus approximately 47% as of November 30, 2007).

Cash plus accounts receivable exceeded our current liabilities. We believe we will be able to meet our cash requirements for the next 12 months without additional financing based on current projected sales. Company is also looking for some strategic financing for RealEstate Development from difference sources including bank and partnership.

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

As of November 30, 2008 the factor charges the Company 1% of the invoice amount if the customer repays the invoice within 60 days and 1.25% for up to 90 days.

The factor has a security interest in all of our accounts receivable, inventory, deposit accounts, and general intangibles. We find that this arrangement is a convenient and cost efficient way to turn our accounts receivable into cash on an as needed basis.

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

Use of Estimates – In preparing our financial statements, we must make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions, and these differences may be material. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our financial statements.

Allowance for Doubtful Accounts –We reserve for bad debts and create our allowance by identifying specific accounts receivable by customer based upon age and collectibility. When we determined that an account is uncollectible, we remove it from the accounts receivable and reduce the related allowance. Our estimates of collectibility are based on a number of subjective factors including our appraisal of the particular customer’s history with us into any identifiable factors that may particularly affect that customer’s segment of the market. If our estimates as to collectibility are incorrect the amount of our reserve may be too small, resulting in greater future charges to income if and when the uncollectibility of that account becomes clear. If we were to apply another method of determining our allowance for doubtful accounts, such as applying historical percentages to the aggregate dollar amount of accounts outstanding, the result in any particular period could be very different.

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

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable. In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts. The Company has determined that an impairment loss does not need to be recognized for applicable assets through November 30, 2008 and 2007.

Revenue Recognition – We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, we record revenues from merchandise sales when all four of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. We report our sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and discounts. The determination of whether collectibility is reasonably assured is in substantial part subjective. If we are too optimistic in estimating collectibility, revenues would be overstated for the period prior to our becoming aware that an account has become uncollectible.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Laser Master International, Inc.
Harrison, New Jersey

We have audited the accompanying balance sheets of Laser Master International, Inc. (“the Company”) as of November 30, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Master International, Inc. as of November 30, 2008 and 2007 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
March 12, 2009

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2008	November 30, 2007

ASSETS:
Current Assets
Cash and cash equivalents	$266,992	$601,962
Accounts receivables, net of allowance for doubtful accounts of $504,816 and $397,997 as of November 30, 2008 and November 30, 2007, respectively	2,012,427	3,252,684
Inventories	1,461,151	1,607,866
Short-term investments, available for sale	21,544	52,392
Prepaid expenses and other current assets	1,057,768	1,425,889

Total Current Assets	4,819,882	6,940,793
Property and equipment - net	9,206,472	9,280,007
Investments	1,980,570	1,654,636
Other Assets	24,880	55,945

TOTAL ASSETS	$16,031,804	$17,931,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable & Accrued Liabilities
Accounts payable	$985,190	$1,554,628
Accrued expenses	105,652	454,964
State income tax payable	62,823	62,823
Current maturities of long-term debt	168,635	158,782

Total Current Liabilities	1,322,300	2,231,197
Long-term debt - net of current portion	6,217,352	6,342,358
Deferred Income	130,254	64,188

TOTAL LIABILITIES	7,669,906	8,637,743
Stockholders’ Equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,840,380 shares issued and outstanding	108,404	108,404
Additional paid-in capital	5,162,638	5,162,638
Retained Earnings	3,105,377	4,006,269
Accumulated other comprehensive income	(14,521)	16,327

Total Stockholders’ Equity	8,361,898	9,293,638

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,031,804	$17,931,381

The accompanying notes are an integral part of these consolidated financial statements.

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended November 30,

	2008	2007

Revenues, net	$19,542,559	$22,665,207
Cost of revenues	15,121,609	16,924,690

Gross Profit	4,420,950	5,740,517

Operating Expenses:
Selling expenses	1,262,834	1,971,670
General and administrative expenses	3,888,996	3,347,224
Depreciation and amortization expense	222,299	229,628
Loss on sale of property and equipment	6,742	556

Total operating expenses	5,380,871	5,549,078

Income from operations	(959,921)	191,439

Other (Income) and Expenses:
Interest expense	406,921	399,314
Other expenses	30,493	—
Interest Income	(468)	(2181)
Rental income	(495,975)	(484,500)

Total Other (Income) and Expenses	(59,029)	(87,367)

Income before provision for income taxes	(900,892)	278,806
Income tax expense	—	17,029

Net Income	(900,892)	261,777

Other Comprehensive Income:
Unrealized gain (loss) on securities	(30,848)	10,860

Comprehensive Income	$(931,740)	$272,637

Earnings per common share:
Basic and diluted earnings per share	$(0.08)	$0.02
Weighted average common shares outstanding	$10,840,380	$10,840,380

The accompanying notes are an integral part of these consolidated financial statements.

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED NOVEMBER 30, 2008 AND 2007

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive income (loss)	Total

Balance at November 30, 2006 (unaudited)	10,840,380	$108,404	$5,162,638	$3,744,492	$5,467	$9,021,001
Net income	—	—	—	261,777	—	261,777
Unrealized loss on securities	—	—	—	—	10,860	10,860

Balance at November 30, 2007 (audited)	10,840,380	108,404	5,162,638	4,006,269	16,327	9,293,638
Net income	—	—	—	(900,892)	—	(900,892)
Unrealized gain on securities	—	—	—	—	(30,848)	(30,848)

Balance at November 30, 2008 (audited)	10,840,380	$108,404	$5,162,638	$3,105,377	$(14,521)	$8,361,898

The accompanying notes are an integral part of these consolidated financial statements

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,

	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$(900,892)	$261,777
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Provision for doubtful accounts	291,522	268,752
Depreciation and amortization	222,299	229,628
Changes in operating assets and liabilities:
Accounts receivable	948,735	2,337607
Inventories	146,715	510,359
Prepaid expenses and other current asset	368,121	(244,632)
Other assets	31,065	(107,638)
Accounts payable and accrued expenses	(918,750)	(2,404,337)
State income tax payable	—	17.029

Deferred income	66,066	64,188

Net Cash Provided by Operating Activities	254,881	932,731

Cash Flows From Investing Activities:
Investment in real estate joint ventures	(325,934)	(1,654,637)
Acquisition of property and equipment	(9,534)	(45,029)
Proceeds from sale of property and equipment	—	—

Net Cash Used in Investing Activities	(335,468)	(1,699,666)

Cash Flows From Financing Activities:
Net proceeds (payments) on notes payable – related party	—	(174,143)
Proceeds from long-term debt	—	1,257,951
Payments on long-term debt	(254,383)	(149,503)

Net Cash Provided by (Used in) Financing Activities	(254,383)	934,305

Net Increase (Decrease) in Cash and Cash Equivalents	(334,970)	167,370

Cash and Cash Equivalents – beginning of period	601,962	434,592

Cash and Cash Equivalents – end of period	$266,992	$601,962

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$406,921	$399,314
Taxes	—	—
Non-Cash Investing Activities:
Unrealized gain (loss) on investments, available for sale	$30,848	$(10,860)
Investment property note payable	$139,230	—

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

SCP 2007-C23-033 LLC

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

Short-Term Investments – The Company’s short-term investments consist of equity mutual funds. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders’ equity as other accumulated comprehensive income. Fair value is generally determined by sales prices or bid and asks quotations that are available on a securities exchange registered with the security and exchange commission or in over-the-counter markets. Securities available for sale are used as part of the Company’s asset management strategy and may be sold in response to changes in interest rates, the need to increase working capital and other factors. Realized gains and losses are included in investment and other income. The cost of securities sold is based on the specific identification method. For the year ended November 30, 2008 and 2007 the Company did not recognize any gain or loss from the sale of investments.

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

Factored Accounts Receivable – The Company has a factoring facility of up to $5,000,000. The factor may advance up to 85% of the face value of the invoices. The remaining 15% of balance is received when customer pays the invoice to the factor. The fees related to factoring receivables are recorded as a component of general and administrative expenses. As of November 30, 2008 and 2007 the total amount due from the factor was $546,675 and $518,077, respectively, which is recorded as a component of prepaids and other current assets.

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

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable. In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts. The Company has determined that an impairment loss does not need to be recognized for applicable assets through November 30, 2008 and 2007.

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

NOTE 2 – INVESTMENTS

As of November 30, 2008, the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture. As of November 30, 2008 and 2007 the Company contributed $590,570 and $421,970, respectively to the joint venture which represented 31% and 32%, respectively of the total capital of the joint venture. For the year ended November 30, 2008 and 2007 there were no earnings or losses in the joint venture for the Company to recognize.

As of November 30, 2008 the Company is a one-third member of a limited liability corporation that is a 55% member of another limited liability corporation which is a real estate joint venture. As of November 30, 2008 the Company contributed $591,000 and $457,667, respectively to the joint venture which represented 28% and 33%, respectively of the total capital of the joint venture. For the year ended November 30, 2008 and 2007 there were no earnings or losses in the joint venture for the Company to recognize.

As of November 30, 2008 and 2007 the Company is a 7.75% member of a limited liability corporation which is a real estate joint venture. As of November 30, 2008 and 2007 the Company contributed $799,000 and $775,000, respectively to the joint venture which represented 19% and 21%, respectively of the total capital of the joint venture. For the year ended November 30, 2008 and 2007 there were no earnings or losses in the joint venture for the Company to recognize.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of November 30,:

	2008	2007
Prepaid Insurance	$47,909	$48,122
Prepaid Inventory	444,983	451,178
Receivable due from Factor	546,675	518,077
Loan Receivable	—	300,000
Insurance Claim	—	108,512
Other	18,201	—
Total	$1,057,768	$1,425,889

The receivable due from factor, loan receivable and insurance claim were collected subsequent to year-end.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows as of November 30,:

	2008	2007

Land	$1,796,735	$1,650,000
Building and improvements	7,747,346	7,745889
Machinery and equipment	73,382	73,382
Computer equipment, furniture and fixtures	150,544	150,544

Total Fixed Asset	9,768,007	9,619,815
Less accumulated depreciation	(561,535)	(339,808)

	$9,206,472	$9,208,007

For the years ended November 30, 2008 and 2007 depreciation expense totaled $222,299 and $229,628, respectively.

NOTE 5 – OTHER ASSETS

Other assets is comprised of the cash value of Company owned life insurance on key employees. As of November 30, 2008 and 2007 the cash value was $21,881 and $52,374, respectively.

NOTE 6 – ACCRUED EXPENSES

	2008	2007
Audit, Accounting, Legal, Professional Fee	$45,000	$45,000
Customer refund for damaged goods	—	283,813
Commission for sale of building	—	39,265
Environmental	59,494	59,494
Accrued payroll	—	22,965
Other Accrued expenses	1,158	4,427

Total	$105,652	$454,964

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following as of November 30,:

	2008	2007

Mortgage with a bank due December 10, 2028, secured by a building. Fixed monthly payments of $45,570. Interest @ 6.036% per annum.	$6,385,987	$6,501,140
Less current maturities	(168,635)	(158,782)

Total long-term debt	$6,217,352	$6,342,358

Minimum annual payments on long-term debt are as follows:

Year ending November 30

2009	168,635
2010	179,100
2011	190,215
2012	203,035
Thereafter	5,645,002

Total	6,385,987
Less current portion	(168,635)

$6,217,352

NOTE 8 – INCOME TAXES

The tax provision for income taxes consists of the following:

	Years ended November 30,

	2008	2007

Current:
Federal	—	—
State and local	—	$17,029

	—	$17,029

The tax effects of significant differences that comprise deferred tax assets were as follows as of November 30,:

	2008	2007

Deferred tax assets:
Federal net operating loss carryforwards	1,935,296	$1,676,592
State net operating loss carryforwards	579,828	579,119

Total deferred tax assets	2,515,125	2,255,711

Valuation allowance	(2,515,125)	(2,255,711)

	$—	$—

As of November 30, 2008, the Company has federal net operating losses of approximately $5,481,404, which expire in various years through 2027, available to offset future taxable income. The Company has no provision for Federal income taxes due to the utilization of $278,805 of net operating loss carryforwards for the year ended November 30, 2008.

As of November 30, 2008, the Company has New Jersey net operating loss carryforwards of approximately $6,434,657 available to offset future New Jersey taxable income. For privilege periods beginning 2005, the Company’s utilization of net operating loss carryforwards are not to exceed 50% of the entire net income. A full net operating loss deduction is allowed for privilege periods beginning on or after January 1, 2007. The Company may offset up to 100% of its New Jersey taxable income for fiscal year-end November 30, 2008, by using its available New Jersey net operating loss carryforward.

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

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company adopted a non-qualified deferred compensation plan for key employees which is payable upon the employee’s retirement or death. As of November 30, 2008 and 2007, the plan is funded through the purchase of corporate owned life insurance policies less premiums paid.

The Company established a 401(k) salary deferred benefit plan covering all employees who have met certain requirements. The plan provides for discretionary employer matching contributions in a percentage determined by the Company on an annual basis. The Company did not match employee contributions for the years ended November 30, 2008 and 2007, respectively.

NOTE 10 –RENTAL INCOME AND OPERATING LEASES

The Company owns an investment property in Chicago, Illinois. The investment property is being leased to a retailer for fixed monthly rental payments of $45,571 per month over 265 months. The lease term is 302 months expiring January 1, 2032. The Company is recording the rental income under the straight-line method. As a result, as of November 30, 2008 and 2007 the Company has deferred income of $ 130,254 and $64,188, respectively. For the year ended November 30, 2008 and 2007 the Company recognized rental income of $486,000 and $479,848.

The Company owns 52.5% of an investment property in Magnoia, Texas. The property is being leased on month to month basis for $2,500 per month. For the year ended November 30, 2008 the Company recognized rental income of $9,975.

In 2006 the Company sold a building to an unrelated party and entered into a lease to rent a minor portion of building back at a market rate. The lease is for rive years expiring July 1,2011 with equal monthly payments of $25,533. Total rent expenses for the year ended November 30, 2008 was $306,400. The future minimum lease payments as of November 30, 2008 are as follows:

2009- $306,400
2010- $306,400
2011- $178,733.

NOTE 11: MAJOR CUSTOMERS AND MAJOR VENDORS

For the fiscal year ending November 30, 2008, the Company had three major customers that accounted for 15.5%, 15.5% and 14% of total revenues. For the fiscal year ending November 30, 2007, the Company had three customers that accounted for 17%, 16% and 15% of total revenues. For the fiscal year ending November, 30, 2008 and 2007 the Company had three vendors that accounted for 24.84%, 17.40%, and 8.79% of total purchases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES

No

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report, and based on their evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of November 30, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person. All officers and directors have been working in these positions with the company for at least 5 years

Name	Age	Position

Mendel Klein	75	Chief Executive Officer and Chairman of the Board
Abraham Klein	44	President
Leah Klein	72	Vice President, Secretary
Mirel Spitz	50	Vice President
Dov Klein	46	Director
Hershel Klein	40	Director

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

Code of Ethics

We have not adopted a code of ethics for our principal executive officer and senior financial officers. The board of directors intends to hold these officers to the highest ethical standards in their conduct of our business, but it does not believe that for a small Company like ours formal exhortations to that effect are effective or contribute to that objective. The board of directors also believes that publishing a laundry list of specific prohibitions would be counter-productive, as it would detract from the board of director’s objective by encouraging the attitude that all conduct not specifically prohibited is permitted.

ITEM 11. EXECUTIVE COMPENSATION

This summary compensation table shows certain compensation information for services rendered in all capacities during each of the prior three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other compensation	Total

Mendel Klein, Chief Executive Officer, Chairman of the Board	2008	$231,148	—	—	—	—
	2007	$209,342	—	—	—	—
	2006	$201,986	—	—	—	—

Abraham Klein, President	2008	$141,830	—	—	—
	2007	$128,450
	2006	$123,737	—	—	—

Leah Klein, Vice President, Secretary and Director	2008	—	—	—	—
	2007	—	—	—	—
	2006	—	—	—	—

Mirel Spitz, Vice President, Director	2008	$99,800	—	—	—	—
	2007	$69,800	—	—	—	—
	2006	$64,500	—	—	—	—

Hershel Klein, Director	2008	$172,340	—	—	—
	2007	$128,170	—	—	—
	2006	$123,818	—	—	—

Dov Klein, Director	2008	$175,893	—		—	—
	2007	$129,089	—		—	—
	2006	$123,576	—		—	—

Officers participate in life, accident, disability and health insurance, provided for all key employees, and have the use of Company automobiles. No officer presently has a contract of employment with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of November 30, 2008, information about equity securities we believe to be owned of record or beneficially by

•	each of our directors;

•	each person who owns beneficially more than 5% of any class of our outstanding equity securities; and

•	all of our directors and executive officers as a group.

Shareholder’s Name and Address	Number of Shares Owned	Percent

Mendel Klein	3,625,000	33.4%
Hershel Klein	790,000	7.3%
Dov Klein	790,000	7.3%
All officers and directors as a group (3 persons)	5,205,000	48%

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

During the year ended November 30, 2008, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended November 30, 2007, the Company received various interest free loans from Mendel and Hershel Klein. These loans where fully paid back by year end November 30, 2008.

We have a partial ownership in three real estate developments. A son in law of Mendel Klein also has a partial ownership, he is not involved in day to day management in those projects. The Company does not believe this creates a foreseeable conflict of any sort.

Using the definition of NASDAQ we have determined our directors have no independence.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: We paid our principal accountants $74,000 in audit fees for the audit of the Company’s annual financial statements and review of financial statements included in its Form 10-K for 2008.

TAX FEES: The Company has not paid its principal auditor any fees for tax audit-related fees, tax compliance, tax advice, tax planning or other fees for 2008 and 2007.

All engagements of our auditors are approved by the Board of Directors before the accountant is engaged to render audit or non-audit services.

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laser Master International Inc.
(Registrant)

By:
/s/ Mendel Klein

Mendel Klein, Chairman of the Board,

Dated: March 17, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mendel Klein	Chief Executive Officer, Chief Financial Officer and Director	March 17, 2009

Mendel Klein

/s/Abraham Klein	President and Director	March 17, 2009

Abraham Klein

/s/ Hershel Klein	Director	March 17, 2009

Hershel Klein

/s/Dov Klein

Dov Klein	Director	March 17, 2009

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