Form 10-Q
period 2009-02-28
LASER MASTER INTERNATIONAL INC
filed 2009-04-20
CIK 700892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ☐	Smaller reporting company
☐	☐		☑
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of April 17, 2009, 10,840,380 shares of the Registrant’s Common Stock, par value $0.001, were outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls And Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

CERTIFICATES

Ex - 31.1:	Certification
Ex - 32.1:	Certification

PART I

ITEM 1. FINANCIAL STATEMENTS

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
	February 28, 2009	November 30, 2008

ASSETS:
Current Assets
Cash and cash equivalents	$376,617	$266,992
Accounts receivables, net of allowance for doubtful accounts of
$438,794 and $504,816, respectively	$472,184	$2,012,427
Inventories	$1,925,256	$1,461,151
Short-term investments, available for sale	$12,728	$21,544
Prepaid expenses and other current assets	$629,297	$1,057,768
Total Current Assets	$3,416,082	$4,819,882
Property and equipment – net of accumulated depreciation of
$614,235 and 561,535, respectively	$9,156,226	$9,206,472
Investments	$1,980,570	$1,980,570
Other Assets	$24,739	$24,880
TOTAL ASSETS	$14,577,617	$16,031,804
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & Accrued Liabilities
Accounts payable	$216,154	$985,190
Accrued expenses	$107,020	$105,652
State income tax payable	$62,823	$62,823
Current maturities of long-term debt	$171,193	$168,635
Total Current Liabilities	$557,190	$1,322,300
Long-term debt - net of current portion	$6,183,789	$6,217,352
Deferred Income	$147,319	$130,254
TOTAL LIABILITIES	$6,888,298	$7,669,906
Stockholders' Equity
Common stock, $0.01 par value, 50,000,000 shares authorized;
10,840,380 shares issued and outstanding	$108,404	$108,404
Additional paid-in capital	$5,162,638	$5,162,638
Retained earnings	$2,441,614	$3,105,377
Accumulated other comprehensive income	$(23,337)	$(14,521)
Total Stockholders' Equity	$7,689,319	$8,361,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,577,617	$16,031,804

The accompanying notes are an integral part of these unaudited consolidated financial statements

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months ended
	February 28, 2009	February 29, 2008

Revenues, Net	$1,900,004	$3,860,439
Cost of Revenue	$1,585,816	$3,000,485
Gross Profit	$314,188	$859,954
Operating Expenses:
Selling Expenses	$129,083	$277,060
General and administrative
expenses	$820,011	$927,051
Depreciation and Amortization
Expenses	$52,841	$57,243
Total Operating Expenses	$1,001,935	$1,261,354
Loss From Operations	$(687,747)	$(401,400)
Other (Income) and Expenses
Interest Expense	$97,560	$98,889
Interest Income	$(44)	$(181)
Rental Income	$(121,500)	$(122,813)
Total Other (Income) and
Expenses	$(23,984)	$(24,104)
Net Loss	$(663,763)	$(377,296)
Other Comprehensive Income:
Unrealized loss on securities	$(8,816)	$(3,850)
Comprehensive Income	$(672,579)	$(381,146)
Earnings per common share:
Basic and diluted earnings per
share	$(0.06)	$(0.03)
Weighted average common
shares outstanding	10,840,380	10,840,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LASER MASTER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH
FLOWS (unaudited)
	For the Three Months ended
	February 28, 2009	February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(663,763)	$(377,296)
Adjustments to reconcile Net Loss to net Cash provided by
operating activities:
Depreciation and amortization	$52, 700	$57,243
Bad debt expense	$32,826	$69,852
Changes in operating assets and liabilities:
Accounts receivable	$1,507,417	$1,960,707
Inventories	$(464,105)	$(350,122)
Prepaid expenses and other current assets	$428,471	$(190,319)
Other assets	$141	$-
Accounts payable and accrued expenses	$(767,668)	$(1,208,567)
Deferred income	$17,065	$16,193
Net Cash Provided By (Used In) Operating Activities	$143,084	$(23,309)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate joint ventures	$-	$(193,333)
Acquisition of property and equipment	$(2,454)	$(1,382)
Net Cash Used In Investing Activities	$(2,454)	$(194,715)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on notes payable - related party	$10,000	$-
Payments on long-term debt	$(41,005)	$(45,286)
Net Cash Used In Financing Activities	$(31,005)	$(45,286)
Net Increase (Decrease) in Cash and Cash Equivalents	$109,625	$(263,310)
Cash and Cash Equivalents – beginning of period	$266,992	$601,962
Cash and Cash Equivalents - end of period	$376,617	$338,652
Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$97,560	$98,889
Taxes
Non-Cash Investing Activities:
Investment property note payable	$-	$139,230
Unrealized gain (loss) on investments, available for sale	$(8,815)	$3,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at February 28, 2009 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at November 30, 2008, and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-K.

The results reflected in the interim periods are not necessarily indicative of the results of the entire fiscal year to end on November 30, 2009.

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

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalized. The cost and related accumulated depreciation of assets sold or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable. In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts. The Company has determined that an impairment loss does not need to be recognized for applicable assets through February 28, 2009 and February 29, 2008.

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

NOTE 2 – INVESTMENTS

As of February 28, 2009, the Company is a one-third member of a limited liability company that is a 55% member of another limited liability company which is a real estate joint venture. As of February 28, 2009 the Company contributed $590,570 to the joint venture which represented 33% of the total capital of the joint venture. For the periods ending February 28, 2009 and February 29, 2008 there was no earnings or losses in the joint venture for the Company to recognize.

As of February 28, 2009, the Company is a one-third member of a limited liability company that is a 55% member of another limited liability company which is a real estate joint venture. As of February 28, 2009 the Company contributed $591,000 to the joint venture which represented 33% of the total capital of the joint venture. For the periods ending February 28, 2009 and February 29, 2008 there was no earnings or losses in the joint venture for the Company to recognize.

As of February 28, 2009, the Company is a 7.75% member of a limited liability company which is a real estate joint venture. As of February 28, 2009 the Company contributed $799,000 to the joint venture which represented 21% of the total capital of the joint venture. For the periods ending February 28, 2009 and February 29, 2008 there were no earnings or losses in the joint venture for the Company to recognize.

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of:

	February 28, 2009	November 30, 2008
Prepaid Insurance	$28,494	$47,909
Prepaid Inventory	146,591	444,983
Receivable due from Factor	48,357	546,675
Receivable due from Supplier	15,763	-
Prepaid manufacturing expense	227,705	-
Deposits to suppliers	135,099	-
Other	27,289	18,201
Total	$629,297	$1,057,768

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows as of:

	February 28, 2009	November 30, 2008
Land	$1,799,189	$1,796,735
Building and improvements	7,747,346	7,747,346
Machinery and equipment	73,382	73,382
Computer equipment, furniture and fixtures	150,544	150,544
Total Fixed Asset	9,770,461	9,768,007
Less accumulated depreciation	(614,235)	(561,535)
	$9,156,226	$9,206,472

For the periods ended February 28, 2009 and February 29, 2008 depreciation expense totaled $52,700 and $57,099, respectively.

NOTE 5 – OTHER ASSETS

Other assets is primarily comprised of the cash value of company owned life insurance on key employees. As of February 28, 2009 and November 30, 2008 the cash value was $24,739 and 24, 880, respectively.

NOTE 6 – ACCRUED EXPENSES

	February 28, 2009	November 30, 2008
Audit, Accounting, Legal, Professional Fee	$30,000	$45,000
Environmental	59,494	59,494
Other Accrued expenses	17,526	1,158
Total	$107,020	$105,652

LASER MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following as of:

	February 28, 2009	November 30, 2008
Mortgage with a bank due December 10, 2028, secured by a
building. Fixed monthly payments of $45,570. Interest @
6.036% per annum.	$6,314,952	$6,385,987

Notes payable due to a related party for 52.5% ownership of
investment property. Note matures on February 19, 2013.
Interest @ 6% per annum	$40,030

Less current maturities	$(171,193)	$(168,635)
Total long-term debt	$6,183,789	$6,217,352

NOTE 8 –RENTAL INCOME

The Company owns an investment property in Chicago, Illinois. The investment property is being leased to a retailer for fixed monthly rental payments of $45,571 per month over 265 months. The lease term is 302 months expiring January 1, 2032. The Company is recording the rental income under the straight-line method. As a result, as of February 28, 2009 and November 30, 2008 the Company has deferred income of $147,319 and $130,254, respectively. For the periods ended February 28, 2009 and February 29, 2009 the Company recognized rental income of $121,500 and $122,813, respectively.

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

Three months ended February 28, 2009 compared to three months ended February 28, 2008.

Revenues were $1,900,004 for the three months ended February 28, 2009 compared to $3,860,439 for the three months ended February 28, 2008. Revenue decreased approximately 50.78% for the quarter ended February 28, 2009 due to a general slowdown in retail sales and our customers having inventory overstock. Our gross margin for the three months ended February 28. 2009 was 17% compared to 22% for the three months ended February 29, 2008. The gross margin for the period ending February 29, 2008 decreased due to selling old inventory at lower margins. . Selling expenses for the three months ended February 28, 2009 remained the same as a percentage of revenue from $129,083 (7% of revenue) for the three months ended February 29, 2008 to $277,060 (7% of revenue) for the three months ended February 28, 2009. General and administrative expenses for the three months ended February 28, 2009 decreased to $820,011 (43% of revenue) from $927,051 (24% of revenue) as for the three months ended February 29, 2008.

Interest expense was approximately the same for the three months ended February 28, 2009 as for the three months ended February 29, 2008.

Liquidity and Capital Resources.

For the three months ended February 28, 2009 the Company had cash flow from operations of $143,084.

Liquidity is sustained principally through funds provided from operations and the factoring facility.

Inventories are up as a percentage of our current assets as of the close of the quarter (approximately 56.14% as of February 28, 2009 versus approximately 30.32% as of November 30, 2008), and accounts receivable are down as a percentage of current assets as of that date (approximately 13.77% as of February 28, 2009 versus approximately 41.75% as of November 30, 2008), due to our seasonal sales which increase our accounts receivable in the fourth quarter.

Cash plus accounts receivable exceeded our current liabilities. We believe we will be able to meet our cash requirements for the next 12 months without additional financing based on current projected sales.

The Company has arranged for a factoring facility of up to $5,000,000. The Company agreed to offer for sale to the factor certain of its accounts. The factor has the absolute right in its sole discretion to reject any or all offered accounts. The factor may advance up to 85% of the face value of the invoices. The remaining 15% of balance is received when the customer pays the invoice to the factor.

Each account is purchased by the factor without recourse against the Company. All losses incurred by the factor from the financial inability of the applicable account debtor to pay such account over and above any and all residual payments and reserve amounts offset shall be borne solely by the factor.

As of November 30, 2008 and February 28, 2009, the factor charges the Company 1% of the invoice amount if the customer repays the invoice within 60 days and 1.25% for up to 90 days.

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

Long-Lived Assets –We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires us to review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable. We address recoverability based upon estimated non-discounted cash flow forecasts. Technological changes and other changes in the marketplace may result in a particular asset's becoming recoverable in a shorter period of time than we have estimated. If that were to occur, our earnings would be reduced at such time as we determined that our initial estimate was too long. We have determined that we do not need to recognize an impairment loss for applicable assets through February 28, 2009 and 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provided the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by this Item are set forth in the Exhibit Index attached hereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER MASTER INTERNATIONAL, INC.

Date: April 17, 2009	By:	/s/ Mendel Klein
		Name:	Mendel Klein
		Title:	Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.