Form 10-Q
period 2009-05-31
LASER MASTER INTERNATIONAL INC
filed 2009-10-20
CIK 700892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	Accelerated filer	Non-accelerated filer ☐	Smaller reporting company
☐	☐		☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of October 20, 2009, 10,840,380 shares of the Registrant’s Common Stock, par value $0.01, were outstanding.

PART I

Laser Master International, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2009	November 30, 2008

ASSETS:
Current Assets
Cash and cash equivalents	$189,636	$266,992
Accounts receivables, net of allowance for doubtful accounts of $411,748 and $504,816 as of May 2009 and November 30, 2008, respectively	$171,251	$2,012,427
Inventories	$2,350,008	$1,461,151
Short-term investments, available for sale	$26,785	$21,544
Prepaid expenses and other current assets	$425,786	$1,057,768

Total Current Assets	$3,163,466	$4,819,882
Property and equipment - net	$9,103,161	$9,206,472
Investment	$1,980,570	$1,980,570
Other Assets	$24,595	$24,880

TOTAL ASSETS	$14,271,792	$16,031,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable & Accrued Liabilities
Accounts payable	$387,342	$985,190
Accrued expenses	$86,966	$105,652
State income tax payable	$62,823	$62,823
Current maturities of long-term debt	$173,789	$168,635

Total Current Liabilities	$710,920	$1,322,300
Long-term debt - net of current portion	$6,139,565	$6,217,352
Deferred Income	$164,610	$130,254

TOTAL LIABILITIES	$7,015,095	$7,669,906
Stockholders’ Equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,840,380 shares issued and outstanding	$108,404	$108,404
Additional paid-in capital	$5,162,638	$5,162,638
Retained earnings	$1,994,935	$3,105,377
Accumulated other comprehensive income	$(9,280)	$(14,521)
Total Stockholders’ Equity	$7,256,697	$8,361,898

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,271,792	$16,031,804

The accompanying notes are an integral part of these unaudited consolidated financial statements

Laser Master International, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months period ended		For the Six Months period ended
	May 31 2009	May 31 2008	May 31 2009	May 31 2008

Revenues, Net	$1,321,010	$3,700,244	$3,221,014	$7,560,683
Rental Income	$121,500	$125,436	$243,000	$248,250

Total Revenue	$1,442,510	$3,825,680	$3,464,014	$7,808,933
Cost of Revenue	$991,508	$2,738,663	$2,577,324	$5,739,148

Gross Profit	$451,002	$1,087,017	$886,690	$2,069,785

Operating Expenses:
Selling Expenses	$95,858	$252,174	$224,941	$529,234
General and administrative expenses	$650,645	$884,627	$1,470,656	$1,811,679
Depreciation and Amortization Expenses	$54,015	$57,891	$106,856	$115,134
Total Operating Expenses	$800,518	$1,194,693	$1,802,453	$2,456,047

Loss From Operations	$(349,516)	$(107,676)	$(915,763)	$(386,261)
Other (Income) and Expenses
Interest Expenses	$97,163	$98,515	$194,723	$197,404
Interest Income	$—	$(113)	$(44)	$(69)

Total Other (Income) and Expense	$97,163	$98,402	$194,680	$197,335
Loss before Provision for Income taxes	$(446,679)	$(206,078)	$(1,110,442)	$(583,597)
Income Tax Expenses	$—	$—	$—	$—

Net Loss	$(446,679)	$(206,078)	$(1,110,442)	$(583,597)

Other Comprehensive Loss:
Unrealized gain (Loss) on securities	$14,057	$(50)	$5,242	$(3,900)

Comprehensive Loss	$(432,622)	$(206,128)	$(1,105,201)	$(587,497)

Loss per common share:
Basic and diluted loss per share	$(0)	$(0)	$(0)	$(0)
Weighted average common shares outstanding	10,840,380	10,840,380	10,840,380	10,840,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laser Master International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months ended
	May 31, 2009	May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,110,442)	$(583,597)
Adjustments to reconcile Net Loss to net Cash provided By (Used In) Operating Activities:

Depreciation and amortization	$106,571	$115,134
Bad Debt Expense	$5,233	$56,936
Changes in operating assets and liabilities:
Accounts receivable	$1,835,943	$2,007,763
Inventories	$(888,857)	$(726,034)
Prepaid Expenses and Other Current Asset	$631,982	$109,479
Accounts payable and accrued expenses	$(616,534)	$(965,053)
Other Asset	$285	$—
Deferred income	$34,356	$32,600

Net Cash Provided By (Used In) Operating Activities	$(1,463)	$47,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate joint ventures	$—	$(253,333)
Acquisition of property and equipment	$(3,260)	$(6,384)

Net Cash Used In Investing Activities	$(3,260)	$(259,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	$10,000	$—
Payment of long-term debt	$(82,633)	$(168,283)

Net Cash Used In Financing Activities	$(72,633)	$(168,283)

Net Decrease in Cash and Cash Equivalents	$(77,356)	$(380,772)
CASH AT BEGINNING OF PERIOD	$266,992	$601,962

Cash and Cash Equivalents - end of period	$189,636	$221,190

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$194,723	$197,404
Taxes	—	—
Non-Cash Investing Activities:
Investment property note payable	—	$139,230
Unrealized gain (loss) on investments, available for sale	$5,241	$3,900

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

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at May 31, 2009 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company’s Annual Report at November 30, 2008, and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-K.

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

LASER MASTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable. In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts. The Company has determined that an impairment loss does not need to be recognized for applicable assets through the six months ended May 31, 2009 and May 31, 2008.

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

NOTE 2 – INVESTMENTS

As of May 31, 2009, the Company is a one-third member of a limited liability company that is a 55% member of another limited liability company which is a real estate joint venture. As of May 31, 2009 the Company contributed $590,570 to the joint venture which represented 33% of the total capital of the joint venture. For the periods ended May 31, 2009 and May 31, 2008 there were no earnings or losses in the joint venture for the Company to recognize.

As of May 31, 2009, the Company is a one-third member of a limited liability company that is a 55% member of another limited liability company which is a real estate joint venture. As of May 31, 2009 the Company contributed $591,000 to the joint venture which represented 33% of the total capital of the joint venture. For the periods ended May 31, 2009 and May 31, 2008 there were no earnings or losses in the joint venture for the Company to recognize.

As of May 31, 2009, the Company is a 7.75% member of a limited liability company which is a real estate joint venture. As of May 31, 2009 the Company contributed $799,000 to the joint venture which represented 21% of the total capital of the joint venture. For the periods ended May 31, 2009 and May 31,

LASER MASTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008 there were no earnings or losses in the joint venture for the Company to recognize.

The properties covered by the above investments are currently being developed and are in the construction phase. All related costs have been capitalized by the respective joint ventures. Based on estimates provided by the real estate management and development companies as to the fair values of the above properties, the Company believes that as of May 31, 2009, no impairment exists for the above investments.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of:

	May 31, 2009	November 30, 2008

Prepaid Insurance	$12,636	$47,909
Prepaid Inventory	83,489	444,983
Receivable due from Factor	51,931	546,675
Receivable due from Supplier	15,764	—
Prepaid manufacturing expense	188,292	—
Deposits to suppliers	45,938	—
Other	27,736	18,201

Total	$425,786	$1,057,768

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows as of:

	May 31, 2009	November 30, 2008

Land	$1,799,787	$1,796,735
Building and improvements	7,747,555	7,747,346
Machinery and equipment	73,382	73,382
Computer equipment, furniture and fixtures	150,544	150,544

Total Fixed Asset	9,771,268	9,768,007
Less accumulated depreciation	(668,107)	(561,535)

	$9,103,161	$9,206,472

For the six months ended May 31, 2009 and May 31, 2008 depreciation expense totaled $106,856 and $115,134 respectively.

NOTE 5 – OTHER ASSETS

Other assets are primarily comprised of the cash value of company owned life insurance on key employees. As of May 31, 2009 and November 30, 2008 the cash value was $24,595 and 24,880 respectively.

LASER MASTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES

	May 31, 2009	November 30, 2008

Audit, Accounting, Legal, Professional Fee	$6,700	$45,000
Environmental	59,494	59,494
Other Accrued expenses	20,772	1,158

Total	$86,966	$105,652

NOTE 7 – LONG-TERM DEBT

Long-term debt is comprised of the following as of:

	May 31, 2009	November 30, 2008

Mortgage with a bank due December 10, 2028, secured by a building. Fixed monthly payments of $45,570. Interest @ 6.036% per annum.	$6,273,324	$6,385,987

Notes payable due to a related party for 52.5% ownership of investment property. Note matures on February 19, 2013. Interest @ 6% per annum	$40,030

Less current maturities	$(173,789)	$(168,635)

Total long-term debt	$6,139,565	$6,217,352

NOTE 8 –RENTAL INCOME

The Company owns an investment property in Chicago, Illinois. The investment property is being leased to a retailer for fixed monthly rental payments of $45,571 per month over 265 months. The lease term is 302 months expiring January 1, 2032, however, no rental payments are required from the lessee for the final three years of the lease term. The Company is recording the rental income under the straight-line method. As a result, as of May 31, 2009 and November 30, 2008 the Company has deferred income of $164,610 and $130,254, respectively. For the six month periods ended May 31, 2009 and May 31, 2008 the Company recognized rental income of $243,000 and $248,250, respectively. As of May 31, 2009 the cost of the property was $7,715,526 and the accumulated depreciation was $502,748 for a net book value of $7,212,778.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Three months ended May 31, 2009 compared to three months ended May 31, 2008.

Revenues were $1,442,510 for the three months ended May 31, 2009 compared to $3,825,680 for the three months ended May 31, 2008. Revenue decreased approximately 62.29% for the quarter ended May 31, 2009 due to a general slowdown in retail sales and our customers having inventory overstock. Our gross margin for the three months ended May 31. 2009 was 31.27% compared to 28.41% for the three months ended May 31, 2008. Selling expenses for the three months ended May 31, 2009 remained the same as a percentage of revenue from $252,174 (6.59% of revenue) for the three months ended May 31, 2008 to $95,858 (6.65% of revenue) for the three months ended May 31, 2009. General and administrative expenses for the three months ended May 31, 2009 decreased to $650,645 (45.11% of revenue) from $884,627 (23.12% of revenue) as for the three months ended May 31, 2008.

Interest expense was approximately the same for the three months ended May 31, 2009 as for the three months ended May 31, 2008.

Six months ended May 31, 2009 compared to six months ended May 31, 2008.

Revenue decreased approximately 55.64% for the quarter ended May 31, 2009 ($3,464,014) for the six months ended May 31, 2009 compared to $7,808,933 for the six months ending May 31, 2008 due to a general slowdown in retail sales and our customers having inventory overstock. Our gross margin increased to 25.60% for the six months ended May 31, 2009 (26.51%) compared to the six months ended May 31, 2008. Selling expenses decreased to $224,941 (6.49% of revenue) for the six months ended May 31, 2009 from $529,234 (6.78% of revenue) for the six months ended May 31, 2008. General and administrative expenses for the six months ending May 31, 2009 decreased to $1,470,656 from $1,811,679 for the six months ending May 31, 2008.

Interest expense was $194,723 and $197,404 for the six months ended May 31, 2009 as for the six months ended May 31, 2008.

Liquidity and Capital Resources.

For the six months ended May 31, 2009 the Company had cash flow used in operations of $(1,463).

Liquidity is sustained principally through funds provided from operations and the factoring facility.

Inventories are up as a percentage of our current assets as of the close of the quarter (approximately 74.29% as of May 31, 2009 versus approximately 30.32% as of November 30, 2008), and accounts receivable are down as a percentage of current assets as of that date (approximately 5.41% as of May 31, 2009 versus approximately 41.75% as of November 30, 2008), due to our seasonal sales which increase our accounts receivable in the fourth quarter.

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

As of November 30, 2008 and May 31, 2009, the factor charges the Company 1% of the invoice amount if the customer repays the invoice within 60 days and 1.25% for up to 90 days.

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

Long-Lived Assets –We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires us to review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable. We address recoverability based upon estimated non-discounted cash flow forecasts. Technological changes and other changes in the marketplace may result in a particular asset’s becoming recoverable in a shorter period of time than we have estimated. If that were to occur, our earnings would be reduced at such time as we determined that our initial estimate was too long. We have determined that we do not need to recognize an impairment loss for applicable assets through May 31, 2009 and 2008.

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

LASER MASTER INTERNATIONAL, INC.

Date: October 20, 2009	By:	/s/ Mendel Klein

		Name:	Mendel Klein
		Title:	Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.