Form 10-Q
period 2009-08-31
LASER MASTER INTERNATIONAL INC
filed 2009-10-20
CIK 700892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

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

PART I

Laser Master International, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	August 31, 2009	November 30, 2008

ASSETS:
Current Assets
Cash and cash equivalents	$179,434	$266,992
Accounts receivables, net of allowance for doubtful accounts of $412,623 and $ 504,816 as of August 2009 and November 30, 2008, respectively	$778,522	$2,012,427
Inventories	$2,170,598	$1,461,151
Short-term investments, available for sale	$25,657	$21,544
Prepaid expenses and other current assets	$1,008,112	$1,057,768

Total Current Assets	$4,162,323	$4,819,882
Property and equipment - net	$9,049,223	$9,206,472
Investment	$2,007,903	$1,980,570
Other Assets	$24,451	$24,880

TOTAL ASSETS	$15,243,900	$16,031,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable & Accrued Liabilities
Accounts payable	$916,347	$985,190
Accrued expenses	$69,796	$105,652
State income tax payable	$62,823	$62,823
Short-term debt – related party	$526,304	$—
Current maturities of long-term debt	$176,425	$168,635

Total Current Liabilities	$1,751,695	$1,322,300
Long-term debt - net of current portion	$6,094,671	$6,217,352
Deferred Income	$227,342	$130,254

TOTAL LIABILITIES	$8,073,708	$7,669,906
Stockholders’ Equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,840,380 shares issued and outstanding	$108,404	$108,404
Additional paid-in capital	$5,162,638	$5,162,638
Retained earnings	$1,909,558	$3,105,377
Accumulated other comprehensive income	$(10,408)	$(14,521)

Total Stockholders’ Equity	$7,170,192	$8,361,898

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,243,900	$16,031,804

The accompanying notes are an integral part of these unaudited consolidated financial statements

Laser Master International, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months period ended		For the Nine Months period ended
	August 31 2009	August 31 2008	August 31 2009	August 31 2008

Revenues, Net	$2,154,079	$3,819,612	$5,375,093	$11,380,295
Rental Income	$121,500	$126,225	$364,500	$374,475

Total Revenue	$2,275,579	$3,945,837	$5,739,593	$11,754,770
Cost of Revenue	$1,517,895	$2,935,029	$4,095,219	$8,674,177

Gross Profit	$757,684	$1,010,808	$1,644,374	$3,080,593

Operating Expenses:
Selling Expenses	$73,914	$220,771	$298,855	$750,005
General and administrative expenses	$618,303	$797,777	$2,088,959	$2,609,456
Depreciation and Amortization Expenses	$54,083	$53,886	$160,939	$169,020
Total Operating Expenses	$746,300	$1,072,434	$2,548,753	$3,528,481

Income (Loss) From Operations	$11,384	$(61,626)	$(904,379)	$(447,888)
Other (Income) and Expenses
Interest Expenses	$96,761	$98,171	$291,484	$295,575
Interest Income	$—	$(141)	$(44)	$(212)

Total Other (Income) and Expense	$96,761	$98,030	$291,440	$295,363
Loss before Provision for Income taxes	$(85,377)	$(159,655)	$(1,195,819)	$(743,251)
Income Tax Expenses	$—	$—	$—	$-6

Net Loss	$(85,377)	$(159,655)	$(1,195,819)	$(743,251)

Other Comprehensive Loss:
Unrealized gain (loss) on securities	$(1,128)	$(3,612)	$4,113	$(7,511)

Comprehensive Loss	$(86,505)	$(163,267)	$(1,191,706)	$(750,762)

Loss per common share:
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.11)	$(0.07)
Weighted average common shares outstanding	10,840,380	10,840,380	10,840,380	10,840,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Laser Master International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months ended
	August 31, 2009	August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,195,819)	$(743,253)
Adjustments to reconcile Net Loss to net Cash provided by (used in) operating activities:
Depreciation and amortization	$160,939	$169,020
Bad Debt Expense	$8,146	$(23,066)
Changes in operating assets and liabilities:
Accounts receivable	$1,225,759	$2,546,132
Inventories	$(709,447)	$(403,928)
Prepaid Expenses and Other Current Assets	$49,656	$(323,395)
Accounts payable and accrued expenses	$(104,699)	$(1,049,136)
Other Assets	$429	$—
Deferred income	$97,088	$49,225

Net Cash Provided By (Used In) Operating Activities	$(467,948)	$221,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate joint ventures	$(27,333)	$(325,933)
Acquisition of property and equipment	$(3,690)	$(7,506)

Net Cash Used In Investing Activities	$(31,023)	$(333,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	$536,304	$—
Payment of long-term debt	$(124,891)	$(208,615)

Net Cash Provided By (Used In) Financing Activities	$411,413	$(208,615)

Net Decrease in Cash and Cash Equivalents	$(87,558)	$(320,455)
CASH AT BEGINNING OF PERIOD	$266,992	$601,962

Cash and Cash Equivalents - end of period	$179,434	$281,507

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$291,484	$295,575
Taxes	—	—
Non-Cash Investing Activities:
Investment property note payable	—	$139,230
Unrealized gain on investments, available for sale	$4,113	$7,511

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

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at August 31, 2009 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company’s Annual Report at November 30, 2008, and for the year then ended, as filed with the Securities and Exchange Commission on Form 10-K.

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

LASER MASTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets – The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that the Company review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable. In that regard, the Company addresses recoverability based upon estimated non-discounted cash flow forecasts. The Company has determined that an impairment loss does not need to be recognized for applicable assets through the nine months ended August 31, 2009 and August 31, 2008.

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

Recently Adopted Accounting Pronouncements – In May 2009, the FASB issued SFAS No. 165, Subsequent Events. FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which any entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and applies prospectively. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company evaluated all events and transactions after August 31, 2009 up through October 20, 2009, the date these financial statements were issued. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows.

NOTE 2 – INVESTMENTS

As of August 31, 2009, the Company is a one-third member of a limited liability company that is a 55% member of another limited liability company which is a real estate joint venture. As of August 31, 2009 the Company contributed $617,903 to the joint venture which represented 33% of the total capital of the joint venture. For the periods ended August 31, 2009 and August 31, 2008 there were no earnings or losses in the joint venture for the Company to recognize.

LASER MASTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2009, the Company is a one-third member of a limited liability company that is a 55% member of another limited liability company which is a real estate joint venture. As of August 31, 2009 the Company contributed $591,000 to the joint venture which represented 33% of the total capital of the joint venture. For the periods ended August 31, 2009 and August 31, 2008 there were no earnings or losses in the joint venture for the Company to recognize.

As of August 31, 2009, the Company is a 7.75% member of a limited liability company which is a real estate joint venture. As of August 31, 2009 the Company contributed $799,000 to the joint venture which represented 21% of the total capital of the joint venture. For the periods ended August 31, 2009 and August 31, 2008 there were no earnings or losses in the joint venture for the Company to recognize.

The properties covered by the above investments are currently being developed and are in the construction phase. All related costs have been capitalized by the respective joint ventures. Based on estimates provided by the real estate management and development companies as to the fair values of the above properties, the Company believes that as of August 31, 2009, no impairment exists for the above investments.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of:

	August 31, 2009	November 30, 2008

Prepaid Insurance	$2,514	$47,909
Prepaid Inventory	105,837	444,983
Receivable due from Factor	88,293	546,675
Receivable due from Supplier	27,855	—
Prepaid manufacturing expense	171,649	—
Deposits to suppliers	599,336	—
Other	12,628	18,201

Total	$1,008,112	$1,057,768

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows as of:

	August 31, 2009	November 30, 2008

Land	$1,799,787	$1,796,735
Building and improvements	7,747,555	7,747,346
Machinery and equipment	73,382	73,382
Computer equipment, furniture and fixtures	150,544	150,544

Total Fixed Asset	9,771,268	9,768,007
Less accumulated depreciation	(722,045)	(561,535)

	$9,049,223	$9,206,472

LASER MASTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended August 31, 2009 and August 31, 2008 depreciation expense totaled $160,939 and $169,020 respectively.

NOTE 5 – OTHER ASSETS

Other assets are primarily comprised of the cash value of company owned life insurance on key employees. As of August 31, 2009 and November 30, 2008 the cash value was $24,451 and 24,880 respectively.

NOTE 6 – ACCRUED EXPENSES

	August 31, 2009	November 30, 2008

Audit, Accounting, Legal, Professional Fee	$10,125	$45,000
Environmental	59,494	59,494
Other Accrued expenses	177	1,158

Total	$69,796	$105,652

NOTE 7 – SHORT-TERM DEBT – RELATED PARTY

During, 2009, the Company borrowed $526,304 from a related party. The loan has no terms of repayment, is unsecured and bears no interest.

NOTE 8 – LONG-TERM DEBT

Long-term debt is comprised of the following as of:

	August 31, 2009	November 30, 2008

Mortgage with a bank due December 10, 2028, secured by a building. Fixed monthly payments of $45,570. Interest @ 6.036% per annum.	$6,231,066	$6,385,987

Notes payable due to a related party for 52.5% ownership of investment property. Note matures on February 19, 2013. Interest @ 6% per annum	$40,030

Less current maturities	$(176,425)	$(168,635)

Total long-term debt	$6,094,671	$6,217,352

LASER MASTER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 –RENTAL INCOME

The Company owns an investment property in Chicago, Illinois. The investment property is being leased to a retailer for fixed monthly rental payments of $45,571 per month over 265 months. The lease term is 302 months expiring January 1, 2032, however, no rental payments are required from the lessee for the final three years of the lease term. The Company is recording the rental income under the straight-line method. As a result, as of August 31, 2009 and November 30, 2008 the Company has deferred income of $227,342 and $130,254, respectively. For the nine month periods ended August 31, 2009 and August 31, 2008 the Company recognized rental income of $364,500 and $374,475, respectively. As of August 31, 2009 the cost of the property was $7,715,526 and the accumulated depreciation was $552,717 for a net book value of $7,162,809.

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

Three months ended August 31, 2009 compared to three months ended August 31, 2008.

Revenues were $2,275,579 for the three months ended August 31, 2009 compared to $3,945,837 for the three months ended August 31, 2008. Revenue decreased approximately 42.33% for the quarter ended August 31, 2009 due to a general slowdown in retail sales and our customers having inventory overstock. Our gross margin for the three months ended August 31, 2009 was 33.30% compared to 25.62% for the three months ended August 31, 2008. Selling expenses for the three months ended August 31, 2009 decreased as a percentage of revenue from $220,771 (5.59% of revenue) for the three months ended August 31, 2008 to $73,914 (3.25% of revenue) for the three months ended August 31, 2009. General and administrative expenses for the three months ended August 31, 2009 decreased to $618,303 (27.17% of revenue) from $797,777 (20.22% of revenue) as for the three months ended August 31, 2008.

Interest expense was $96,761 and $98,171 for the three months ended August 31, 2009 and for the three months ended August 31, 2008, respectively.

Nine months ended August 31, 2009 compared to nine months ended August 31, 2008.

Revenue decreased approximately 51.17% for the quarter ended August 31, 2009 ($5,739,593) for the nine months ended August 31, 2009 compared to $11,754,7700 for the nine months ended August 31, 2008 due to a general slowdown in retail sales and our customers having inventory overstock. Our gross margin increased to 28.65% for the nine months ended August 31, 2009 compared to the nine months ended August 31, 2008 of only 26.21%. Selling expenses decreased to $298,855 (5.20% of revenue) for the nine months ended August 31, 2009 from $750,005 (6.38% of revenue) for the nine months ended August 31, 2008. General and administrative expenses for the nine months ended August 31, 2009 decreased to $2,088,959 (36.40% of revenue) from $2,609,456 (22.20% of revenue) for the nine months ended August 31, 2008.

Interest expense was $291,484 and $295,575 for the nine months ended August 31, 2009 and for the nine months ended August 31, 2008, respectively.

Liquidity and Capital Resources.

For the Nine months ended August 31, 2009 the Company had cash flow used in operations of $(467,948).

Liquidity is sustained principally through funds provided from operations, the factoring facility and loans from related party.

Inventories are up as a percentage of our current assets as of the close of the quarter (approximately 52.15% as of August 31, 2009 versus approximately 30.32% as of November 30, 2008), and accounts receivable are down as a percentage of current assets as of that date (approximately 18.70% as of August 31, 2009 versus approximately 41.75% as of November 30, 2008), due to our seasonal sales which increased our accounts receivable in the fourth quarter of 2008.

Cash plus accounts receivable and inventory exceeded our current liabilities. We believe we will be able to meet our cash requirements for the next 12 months without additional financing based on current projected sales.

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

As of November 30, 2008 and August 31, 2009, the factor charges the Company 1% of the invoice amount if the customer repays the invoice within 60 days and 1.25% for up to 90 days.

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

Allowance for Doubtful Accounts – We reserve for bad debts and create our allowance by identifying specific accounts receivable by customer based upon age and collectibility. When we determined that an account is uncollectible, we remove it from the accounts receivable and reduce the related allowance. Our estimates of collectibility are based on a number of subjective factors including our appraisal of the particular customer’s history with us into any identifiable factors that may particularly affect that customer’s segment of the market. If our estimates as to collectibility are incorrect the amount of our reserve may be too small, resulting in greater future charges to income if and when the uncollectibility of that account becomes clear. If we were to apply another method of determining our allowance for doubtful accounts, such as applying historical percentages to the aggregate dollar amount of accounts outstanding, the result in any particular period could be very different.

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

Property and Equipment – We compute depreciation of property and equipment by the straight-line method at rates calculated to amortize cost over the estimated useful lives which approximate 39 years for buildings and building improvements and 5 to 10 years for machinery and equipment, computer equipment and furniture and fixtures. We charge maintenance and repairs to operations as incurred, while we capitalize the cost of betterments and improvements. The cost and related accumulated depreciation of assets sold or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in operations. If we were to apply shorter useful lives in estimating the applicable depreciation, depreciation expense would be higher. In addition, we must apply judgment in determining whether particular work should properly be regarded as maintenance and repairers, and not a long-term increase in the value of the underlying asset. To the extent that we classify work on an asset as a cost of that asset rather than an expense to be deducted currently, our stated earnings for the applicable period would be increased.

Long-Lived Assets – We follow Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires us to review certain long-lived assets and identifiable intangibles for impairment or disposal whenever events or changes in circumstances indicated the carrying amount may not be recoverable. We address recoverability based upon estimated non-discounted cash flow forecasts. Technological changes and other changes in the marketplace may result in a particular asset’s becoming recoverable in a shorter period of time than we have estimated. If that were to occur, our earnings would be reduced at such time as we determined that our initial estimate was too long. We have determined that we do not need to recognize an impairment loss for applicable assets through August 31, 2009 and 2008.

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